Form 10QSB
period 1995-07-31
MILLER INDUSTRIES INC
filed 1996-08-01
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1995 or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

                           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                                               59-0996356
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]           No      [X]

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of April 30, 1996 is 2,982,662 shares.


Total Pages:   15                                          Exhibit Index:   N/A

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                  JULY 31, 1995
                                      INDEX
                                                                  PAGE NO.
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

               Balance Sheets -
               July, 1995 and April 30, 1995.........................  3

               Statements of Operations and (Deficit) -
               Three Months Ended July 31, 1995 and 1994.............  4

               Statements of Cash Flows -
               Three Months Ended July 31, 1995 and 1994.............  5

               Notes to Financial Statements.........................  6

Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................  8


PART II: OTHER INFORMATION

Items 1 to 6......................................................... 11

Signatures........................................................... 15

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                     AS OF JULY 31, 1995 AND APRIL 30, 1995
                             (DOLLARS IN THOUSANDS)

                                                          July 31,     April 30,
                                                            1995         1995
                                                          -------       -------
ASSETS
Investment Property:
     Land $ ........................................          161       $   161
     Building and Improvements .....................          699           698
     Machinery and Equipment .......................           22            22
     Tenant Improvements ...........................           70             0
     Furniture and Fixtures ........................           10            10
                                                          -------       -------
                                                              962           892

     Less Accumulated Depreciation .................         (682)         (682)
                                                          -------       -------
                                                          $   280       $   210
                                                          -------       -------
Other Assets:
     Cash $ ........................................          159       $   167
     Inventory .....................................           27            30
     Prepaid Expenses ..............................           52            60
     Deferred Lease Incentive ......................            0            69
     Other Assets ..................................           26            26
                                                          -------       -------
                                                          $   264       $   352
                                                          -------       -------
TOTAL ASSETS .......................................      $   544       $   562
                                                          =======       =======

LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Liabilities:
     Mortgage Payable ..............................      $ 1,379       $ 1,384
     Accounts Payable and Accrued Expenses .........          131           139
     Deposits ......................................           32            31
                                                          -------       -------
TOTAL LIABILITIES ..................................      $ 1,542       $ 1,554
                                                          -------       -------
Shareholders' Equity (Deficit):
     Preferred stock
         $10 par, 25,000 shares
         authorized; issued and
         outstanding, none .........................      $     0       $     0
     Common stock, $.05 par value,
         5, 000,000 shares authorized,
         2,982,662 shares issued and
         outstanding ...............................          149           149
     Paid-in capital ...............................        1,127         1,127
         (Deficit) .................................       (2,274)       (2,268)
                                                          -------       -------

TOTAL SHAREHOLDERS' (DEFICIENCY) ...................         (998)         (992)
                                                          -------       -------
                                                          $   544       $   562
                                                          =======       =======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                    THREE MONTHS ENDED JULY 31, 1995 AND 1994
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)
                                                       THREE MONTHS ENDED
                                                            JULY 31,
                                                   ----------------------------
                                                      1995              1994
                                                   -----------      -----------
REVENUES:
     Rental ..................................     $        42      $        20
     Net Sales ...............................              16                9
     Interest and other ......................               2                6
                                                   -----------      -----------
TOTAL REVENUES ...............................              60               35

EXPENSES:
     Rental and Administration ...............              31               44
     Cost of Sales ...........................               4                1
     Interest Expense ........................              31               39
                                                   -----------      -----------
TOTAL EXPENSES ...............................              66               84
                                                   -----------      -----------
Net (Loss) ...................................     $        (6)     $       (49)
                                                   ===========      ===========

EARNINGS PER COMMON SHARE: ...................     $         0      $      (.02)
                                                   ===========      ===========

     Shares used in computing earnings
         per share ...........................       2,982,662        2,104,406
                                                   ===========      ===========

The accompanying note are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 1995 AND 1994
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 JULY 31,
                                                          ---------------------
                                                            1995           1994
                                                           -----          -----
OPERATING ACTIVITIES:
Net Income (Loss) $ ..............................            (6)         $ (50)
Depreciation and amortization ....................             7              7
gain on sale of fixed assets .....................            (2)            (2)
Changes in operating
     assets and liabilities -
         Receivables .............................             0             (0)
         Inventories .............................           (15)            16
         Prepaid expenses ........................             6            (13)
         Accounts payable ........................            (3)           (18)
         Accrued expenses ........................            (5)           (13)
         Tenants deposits ........................            29              0
                                                           -----          -----
NET CASH PROVIDED (USED)
     BY OPERATING ACTIVITIES .....................            11            (73)
                                                           -----          -----

FINANCING ACTIVITIES:
Reduction of long-term debt ......................           (21)             0
                                                           -----          -----
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES ..........................           (10)           (73)
                                                           -----          -----

INVESTMENT ACTIVITIES:
Proceeds from property, plant and
     equipment sales .............................             2              2
                                                           -----          -----
INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS ............................            (8)           (71)

Cash and Cash Equivalents as of
     of April 30, 1994 and 1993 ..................           167            478
                                                           -----          -----

Cash and Cash Equivalents as of
     of July 31, 1995 and 1994 ...................         $ 159          $ 407
                                                           =====          =====

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1995
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1995, and April 30, 1995, and the results of operations and cash flows for the three month periods ended July 31, 1995 and 1994.

Balance sheet information as of April 30, 1995, is derived from the audited balance sheet as of April 30, 1995 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three months ended January 31, 1995, are not necessarily indicative of the results to be expected for the full year.

All footnotes and other disclosures required under generally accepted accounting principles are not shown in this report.

See the Company's notes to financial statements contained in its Annual Report on Form 10-K, for the year ended April 30, 1995, for disclosure of significant accounting policies and pertinent disclosures.

NOTE 2 - OPERATIONS

During its 1992 fiscal year, the Company discontinued its Mildoor sliding glass door and window operations. These activities comprised the Company's only business unit. However, effective September 15, 1994, the Company refinanced its mortgage debt, which allowed the Company to continue to operate in a new type of business. This consisted of leasing its building to third parties. Consequently, the results of the Company's operations for fiscal 1995 are shown as continuing operations. Prior year results have been reclassified from discontinued operations to continuing operations.

                             MILLER INDUSTRIES, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JULY 31, 1995
                                   (UNAUDITED)

NOTE 3 - INVENTORIES

The inventories at July 31, 1995 and at April 30, 1995 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at July 31, 1995 and April 30, 1995 were as follows:

                                   July 31,       April 30,
     (Thousands of dollars)          1995            1995
                                     ----            ----
Raw Materials  .................      $ 0             $ 0
Work in process ................        0               0
Finished goods .................       27              30
                                      ---             ---
                                      $27             $30
                                      ===             ===

NOTE 4 - INCOME TAXES

The Company has net operating loss carry forwards of approximately $2,386,000 which will expire at various dates through 2010. Additionally, the Company has tax credit carryforwards of approximately $26,000 which will expire at various dates through 2001.

NOTE 5 - SUBSEQUENT EVENT

On September 15, 1994, the Company received the proceeds from a $1,400,000 loan from Intercontinental Bank, which is secured by a lien on the Company's building. The Company used these funds to repay Granite Management & Disposition, Inc. ("GMD"), the assignee of the Company's prior mortgage. GMD accepted such loan proceeds as payment in full of all sums due under the prior loan documents. Both the Company and GMD agreed to dismiss the pending mortgage foreclosure litigation and related claims.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

In 1991, the Company discontinued the operation of its aluminum door and window business. Prior to that time, these operations comprised the Company's only business unit. Between 1991 and 1994, the Company's income and expenses were accounted for under the "discontinued operations" method of accounting. However, in 1995, the Company decided to report its financial results on the assumption that it was engaged in continuing operations. This decision was based upon the Company's new business plan, in which the Company plans to operate as a real estate holding company. Due to this decision, the Company's results of operations have been restated to reflect the Company's continuing operations. See Note 1 to Financial Statements.

For the first quarter ended July 31, 1995, the Company had rental income of $42,000, compared with rental income of $20,000 for the same period in 1994. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $31,000 in the first quarter of the 1996 fiscal year, compared to $44,000 in 1995.

During the first quarter of 1996, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the first quarter of 1996 were $16,000 (with cost of goods sold of $4,700), compared to sales of $9,000 in 1995 (and cost of goods sold of $1,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased by $8,000 during the first quarter of the 1996 fiscal year compared with an decrease of $79,000 during the same period of fiscal year 1995. As of July 31, 1995, the Company's cash position was approximately $159,000.

On September 15, 1994, the Company entered into a settlement agreement with its principal mortgage lender. As a result of this settlement, the Company's prior lender agreed to accept a payment of $1,400,000 in full and complete satisfaction of all the Company's obligations under its mortgage loan. As of the date of the settlement, the Company owed the mortgage lender approximately $2,600,000 for principal, interest and other expenses. The Company financed the settlement through a new loan of $1,400,000.

The Company has accrued approximately $60,000 to complete the cleanup of the environmental problem at its building. However, there is no assurance that this will be sufficient to cover this cost.

The Company's working capital remains extremely limited. The Company intends to generate cash flow by leasing its building and continuing hardware sales. The Company believes that its working capital needs over the next twelve months will include repairing the roof of its building, routine maintenance of its building, and alterations to the interior of the building to accommodate new tenants. The Company believes that it has enough cash to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to lease the remainder of its building at attractive rates.

CURRENT OPERATIONS

The Company has modified its business plan. Under the new plan, the Company now operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building. The Company has entered into a five-year lease, which commenced in January 1995, which provides for rent of approximately $10,000 per month. The Company also has an existing short-term lease for approximately 10,800 square feet which provides for rental of $4,400 per month. This lease is currently scheduled for expiration in June 1996, although it may be further extended based on negotiations between the parties.

The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's new mortgage loan, real estate taxes and insurance. The Company believes that it can generate positive cash flow from operations if it is able to find additional tenants for the building. However, at the present time, the Company does not receive enough in lease payments to cover its expenses.

The Company's business plan also contemplates the acquisition of additional income-producing properties. The Company hopes to acquire such properties through a combination of cash, financing from third parties, seller financing and issuance of the Company's equity securities.


The Company's business plan is subject to substantial uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property. Finally, the Company continues to be subject to several potentially significant contingent liabilities. These include the environmental problem at the Company's existing building and certain other environmental matters. See Part II - Item 1 - Legal Proceedings. If any of these items should result in significant additional liabilities, the Company's financial condition could be adversely affected.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CONTAMINATION AT COMPANY WAREHOUSE

In March 1990, the Company received an environmental report on the Company's building prepared by an outside consulting firm. The report indicated the presence of soil and groundwater contamination in a limited area behind and to one side of the building.

Prior to 1988, the Company utilized this area to store paints and other chemicals used in the Company's paint line. The Company terminated its painting operations in April 1987, and dismantled and sold the paint line in the fall of 1987. Therefore, it appears that the contamination is of a residual nature.

In November 1990, the Company submitted the report to the Dade County Department of Environmental Resources Management ("DERM"). In March 1991, DERM responded to the report. DERM requested that the Company provide an expanded groundwater assessment plan, an expanded soil assessment and a soil remediation plan.

In April 1991, the Company engaged the services of another outside consultant to assist the Company in responding to DERM's request. Meetings were held with DERM personnel to clarify the nature of its request. In May 1991, the Company submitted a response to DERM. The Company's response suggested that the Company's limited funds should be used for soil remediation rather than for additional testing.

In June 1991, DERM requested that the Company submit, within 30 days, a formal Initial Remedial Action Plan ("IRAP"). The Company submitted an IRAP to DERM in July 1991. DERM approved the Company's IRAP with certain modifications in September 1991.

During October 1991, the Company excavated a 30 foot by 13 foot by 3 foot area on the south side of its building and a 50 foot by 50 foot by 5 foot area on the east side of the building. After a short period of aeration, various soil samples were taken and analyzed. The laboratory results were submitted to DERM in December 1991.

In February 1992, DERM authorized the Company to transport approximately 300 tons of excavated soil to an approved facility for incineration. DERM also advised the Company that the Florida Department of Environmental Regulation ("FDER") would oversee the remainder of the cleanup. The excavated soil was incinerated in March 1992. Clean soil was purchased to fill in the holes.

In May 1992, FDER drafted and sent to the Company a proposed Consent Order outlining the steps deemed necessary by FDER for an acceptable resolution of the contamination problem. After several months of negotiation, the Consent Order was signed by the Company in February 1993.


Under the terms of the Consent Order, a Contamination Assessment Plan ("CAP") was prepared and submitted to the FDER in April 1993. The CAP proposed specific steps to be taken to identify and quantify the nature and extent of pollution. The Company's CAP was approved with certain minor modifications and new testing wells were installed. The laboratory analysis of the samples taken from these wells revealed the presence of one contaminate. The Company is awaiting notification from FDER as to which course of action should be taken to address this finding.

In July 1994, the Company obtained another environmental report from an independent consultant which estimated that all remaining remedial work could be completed for $60,000. This report has been submitted to FDER for its consideration. The Company has expended approximately $18,000 of the $60,000 estimated for clean-up activities.

SEABOARD CHEMICAL CORPORATION

In September 1991, the Company was identified by the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") as a generator of hazardous substances which had been shipped to Seaboard Chemical Corporation ("Seaboard"). Accordingly, DEHNR issued a Notice of Responsibility to advise the Company of its liability as a potentially responsible party ("PRP") with respect to the site.

Seaboard had operated a facility in Jamestown, North Carolina for the treatment, storage, and disposal of hazardous substances from approximately 1976 until 1989, when Seaboard ceased its operations and declared bankruptcy. The bankruptcy trustee started to close the facility in 1990 in accordance with the terms of the Resource Conservation and Recovery Act ("RCRA"), but had insufficient funds to complete the closure. Work remaining to be done included decontamination of tanks and equipment, removal of bulk hazardous substances, and, perhaps, cleanup of contaminated soil and groundwater. The EPA and DEHNR indicated that if the PRP's did not take response action at the site, DEHNR would issue a unilateral order under North Carolina law, and /or EPA would complete the cleanup under authority of the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") and sue responsible parties to recover its costs.

In October 1991, the Company entered into a Participation Agreement with many other PRP's in order to work together as the "Seaboard Group." As of June 8, 1992, the Seaboard Group consisted of 1,025 PRP's. According to the records of Seaboard, the Seaboard Group was responsible for 10,078,000 gallons of hazardous materials at the

Seaboard site, which represented approximately 75% of the total. The Seaboard Group has created a subgroup known as the "De Minimis PRP's" consisting of all entities which are responsible for less than 85,000 gallons of hazardous materials. The Company is a member of the De Minimis PRP's because its documented volume was 7,265 gallons. The initial cost to join the Seaboard Group was $100.

In May 1992, the DEHNR issued an Imminent Hazard Order ("IHO") directing all generators, transporters and owner/operators to initiate action at the site. In response, the Seaboard Group and DEHNR entered into an Administrative Order of Consent ("AOC") under which the Seaboard Group agreed to undertake Phase I response action at the site in accordance with the Seaboard Group's work plan. The Company executed the AOC in June 1992. The estimated cost of Phase I Work was expected to be $2,600,000.

In connection with the AOC, the Seaboard Group entered into a Phase I Buyout Agreement with the De Minimis PRP's, including the Company. Under the agreement, the remaining members of the Seaboard Group agreed to pay for actual Phase I clean-up costs and certain other expenses, up to the first $5,200,000 of expense. This amount is double the estimated cost of $2,600,000. The buy out agreement required the payment of $.40 per gallon from each De Minimis PRP. The Company's payment was $2,906. Phase I clean-up was completed as of May 1, 1994.

The Phase I Work Plan only included a Work Plan for Surface removal action and a work plan for remedial site investigation. Accordingly, the buy out agreement did not include a remedial investigation or feasibility study beyond the scope of the plans and any remedial design or remedial action with respect to soil, surface water and groundwater contamination in the vicinity of the site, or any matters arising out of or relating to the City of High Point Landfill.

In 1994, the Company joined a group to complete Phase II of the clean-up plan. The cost of completing Phase II has not yet been established. The Company was required to pay $200 at the time of joining and may be required to pay additional amounts in the future. The Company is unable to determine the amount of any further clean-up costs, and thus has not accrued any amounts with respect to this matter.

GOLD COAST OIL

In 1981, the Company was named by the U.S. Environmental Protection Agency ("EPA") as one of many PRPs with respect to chemical pollution discovered at a site known as "Gold Coast Oil."

In 1988, a settlement was negotiated between the EPA and certain PRP's including the Company which resulted in a settlement of the EPA claim. The PRPs subsequently negotiated a settlement among themselves in which the Company agreed to pay $50,000 of the anticipated clean up costs. The Company's insurance carrier at the time of the alleged violations agreed to pay $45,000 of this amount in return for a release from any future additional claims.

In January 1993, it was determined that additional funds would be required to complete the clean up of the Gold Coast Oil site. The Company received an assessment of $10,000 for this obligation. As of April 30, 1995, the Company had accrued, but not paid this amount.

OTHER LEGAL MATTERS

On November 20, 1992, Charter Cay Condominium Association filed a complaint in the Circuit Court of Palm Beach County, Florida against the developer of the condominium project. The complaint alleged that the developer was liable for certain construction defects, including defects related to windows manufactured by the Company. On June 11, 1993, the developer added the Company as a third party defendant. The developer alleged that the Company was liable for defects in the project related to the windows. The Company's insurance company provided defense for the Company. In July 1995, the case was settled and the Company's insurance carrier subsequently paid the entire settlement cost of $70,500.

On July 14, 1991, Clubside at Boca West, a condominium association, filed a complaint in the Circuit Court for Palm Beach County, Florida against the developer of the condominium project. The complaint alleged that the developer was liable for certain construction defects, including defects related to windows manufactured by the Company. On November 11, 1993, the developer added the Company as a third party defendant. The developer alleged that the Company was liable for defects relating to the windows. In May, 1995, this case was settled. Under the terms of the settlement, the Company agreed to pay $73,000, which amount was paid by the Company's insurance carrier.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits. - None.

(b)     Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended July 31, 1995.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MILLER INDUSTRIES, INC.
                                                     ---------------------------
                                                                (Registrant)


Date:    6/3/96    , 1996                            /S/ ANGELO NAPOLITANO
                                                     ---------------------------
                                                         Angelo Napolitano
                                              Chairman of the Board of Directors
                                                     Chief Executive Officer
                                                   Principal Financial Officer