Form 10QSB
period 1995-10-31
MILLER INDUSTRIES INC
filed 1996-08-01
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1995 or

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

Total Pages:   16                               Exhibit Index:   N/A

                             MILLER INDUSTRIES, INC.

                                   FORM 10-QSB
                                OCTOBER 31, 1995

                                      INDEX
                                                                        PAGE NO.
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheets -
                  October 31, 1995 and April 30, 1995 ..................    3

                  Statements of Operations and (Deficit) -
                  Three Months Ended October 31, 1995 and 1994 .........    4
                  Six Months Ended October 31, 1995 and 1994 ...........    5

                  Statements of Cash Flows -
                  Six Months Ended October 31, 1995 and 1994 ...........    6

                  Notes to Financial Statements ........................    7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ..................    9

PART II: OTHER INFORMATION

Items 1 to 6 ...........................................................   11

Signatures .............................................................   16

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                    AS OF OCTOBER 31, 1995 AND APRIL 30, 1995
                             (DOLLARS IN THOUSANDS)
                                                          OCTOBER 31,  APRIL 30,
                                                             1995         1995
                                                           -------      -------
ASSETS
Investment Property:
      Land ...........................................     $   161      $   161
      Building and Improvements ......................         698          698
      Furniture and Fixtures .........................          11           11
      Tenant Improvements ............................          69            0
      Machinery and Equipment ........................          22           22
                                                           -------      -------
                                                               961          892
      Less Accumulated Depreciation ..................         682          682
                                                           -------      -------
                                                               279          210
Other Assets:
      Cash ...........................................     $   183      $   167
      Inventory ......................................          27           30
      Prepaid Expenses ...............................           3           60
      Deferred Lease Incentive .......................        --             69
      Other Assets ...................................          27           26
                                                           -------      -------
                                                               240          352
                                                           -------      -------
TOTAL ASSETS .........................................     $   519      $   562
                                                           =======      =======
LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)
Liabilities:
      Mortgage Payable ...............................     $ 1,374      $ 1,384
      Accounts Payable and
        Accrued Expenses .............................         126          139
           Deposits ..................................          33           31
                                                           -------      -------
TOTAL LIABILITIES ....................................       1,533        1,554

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding, .............        --           --
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding ....................         149          149
      Paid-in capital ................................       1,127        1,127
       (Deficit) .....................................      (2,290)      (2,268)
                                                           -------      -------
                                                            (1,014)        (992)
                                                           -------      -------
           TOTAL SHAREHOLDERS' (DEFICIENCY) ..........      (1,014)        (992)
                                                           -------      -------
                                                           $   519      $   562
                                                           =======      =======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                       THREE MONTHS ENDED OCTOBER 31, 1995
                      AND 1994 (Dollars in Thousands Except
                               Per Share Amounts)
                                   (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                             OCTOBER 31,
                                                  -----------------------------
                                                      1995             1994
                                                  -----------       -----------
REVENUES:
      Rental ...............................      $        44       $        10
      Net Sales ............................               15                21
      Interest and other ...................                3                12
                                                  -----------       -----------
TOTAL REVENUES .............................               62                43

EXPENSES:
      Rental and Administration ............      $        40       $        48
      Cost of Sales ........................               16                 7
      Interest Expense .....................               21                29
                                                  -----------       -----------
TOTAL EXPENSES .............................               77                84
                                                  -----------       -----------

(Loss) Before Extraordinary Item ...........              (15)              (41)

Extraordinary Item -- Gain On
      Extinguishment of Debt
      (Less Applicable Income Taxes
      of $0) ...............................      $         0       $       215
                                                  -----------       -----------
      Net (Loss) ...........................      $       (15)      $       174
                                                  ===========       ===========
EARNINGS PER COMMON SHARE:

      Before Extraordinary Item ............      $      (.01)      $      (.02)
      Extraordinary Item ...................                0               .10
                                                  ===========       ===========
      Net Income (Loss) ....................      $      (.01)      $       .08
                                                  ===========       ===========
Shares used in computing earnings
      per share ............................        2,982,662         2,140,406
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                        SIX MONTHS ENDED OCTOBER 31, 1995
                      AND 1994 (Dollars in Thousands Except
                               Per Share Amounts)
                                   (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                             OCTOBER 31,
                                                  -----------------------------
                                                      1995             1994
                                                  -----------       -----------
REVENUES:
      Rental ...............................      $        86       $        30
      Net Sales ............................               30                31
      Interest and other ...................                6                18
                                                  -----------       -----------
TOTAL REVENUES .............................              122                79

EXPENSES:
      Rental and Administration ............      $        71       $        93
      Cost of Sales ........................               20                 8
      Interest Expense .....................               52                68
                                                  -----------       -----------
TOTAL EXPENSES .............................              143               169
                                                  -----------       -----------
(Loss) Continuing Operations
      Before Extraordinary Item ............              (21)              (90)

Extraordinary Item -- Gain On
      Extinguishment of Debt
      (Less Applicable Income Taxes
      of $0) ...............................      $      --         $       215
                                                  -----------       -----------
Net Income (Loss) ..........................      $       (21)      $       125
                                                  ===========       ===========
EARNINGS PER COMMON SHARE:
      Before Extraordinary Item ............      $      (.01)      $      (.04)
      Extraordinary Gain ...................             --                 .10
                                                  -----------       -----------
      Net Income (Loss) ....................      $      (.01)      $       .06
                                                  ===========       ===========
Shares used in computing earnings
      per share ............................        2,982,662         2,140,406
                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED OCTOBER 31,
                       1995 AND 1994 (Dollars in Thousands
                            Except Per Share Amounts)
                                   (UNAUDITED)
                                                              SIX MONTHS ENDED
                                                                OCTOBER 31,
                                                            -------------------
                                                             1995          1994
                                                            -----         -----
OPERATING ACTIVITIES:
Net Income (Loss) ..................................        $ (21)        $ 125
Depreciation and amortization ......................           47             7
Realized gain on sale of fixed assets ..............           (2)           (6)
Changes in operating
      assets and liabilities -
           Receivables .............................            0             0
           Inventories .............................           10            14
           Prepaid expenses ........................            1            (1)
           Accounts payable ........................            6             2
           Accrued expenses ........................           (5)         (254)
           Tenants deposits ........................           (3)           36
                                                            -----         -----
NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES ......................           33           (77)
                                                            -----         -----
FINANCING ACTIVITIES:
Reduction of long-term debt ........................          (18)           (8)
                                                            -----         -----
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES ............................          (18)           (8)
                                                            -----         -----
INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales ..............................            2             6
                                                            -----         -----
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS .............................           17           (79)

Cash and Cash Equivalents as of
      of April 30, 1995 and 1994 ...................          167           478
                                                            -----         -----
Cash and Cash Equivalents as of
      of October 31, 1995 and 1994 .................        $ 184         $ 399
                                                            =====         =====

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1995
                                   (UNAUDITED)
NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1995, and April 30, 1995, and the results of operations and cash flows for the three and six month periods ended October 31, 1995 and 1994.

Balance sheet information as of April 30, 1995, is derived from the audited balance sheet as of April 30, 1995 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three and six months ended October 31, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

All footnotes and disclosures required under generally accepted accounting principles are not shown in this report.

See the Company's notes to financial statements contained in its Annual Report on Form 10-K, for the year ended April 30, 1995, for disclosure of significant accounting policies and pertinent disclosures.

NOTE 2 - OPERATIONS

During its 1992 fiscal year, the Company discontinued its Mildoor sliding glass door and window operations. These activities comprised the Company's only business unit. However, effective September 15, 1994, the Company refinanced its mortgage debt, which allowed the Company to continue to operate in a new type of business. This consisted of leasing its building to third parties. Consequently, the results of the Company's operations for fiscal 1995 are shown as continuing operations. Prior year results have been reclassified from discontinued operations to continuing operations.
                                        7

NOTE 3 - INVENTORIES

The inventories at October 31, 1995 and at April 30, 1995 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at October 31, 1995 and April 30, 1995 were as follows:
                                          October 31,    April 30,
(Thousands of dollars)                       1995         1995
                                              ---          ---
Raw Materials ..........................      $ 0          $ 0
Work in process ........................        0            0
Finished goods .........................       27           30
                                              ---          ---
                                              $27          $30
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

For the second quarter of the fiscal year ended April 30, 1996 (the "1996 fiscal year"), the Company had rental income of $44,000, compared with rental income of $10,000 for the same period in 1995. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $40,000 in the second quarter of 1996, compared to $48,000 in 1995.

During the second quarter of 1996, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the second quarter of 1996 were $15,000 (with cost of goods sold of $16,000), compared to sales of $21,000 in 1994 (and cost of goods sold of $7,000).

The Company also recognized a gain of $215,000 in the second quarter of 1995 from the restructuring of its bank loan (as described below).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $17,000 during the first half of the 1996 fiscal year compared with a decrease of $79,000 during the first half of fiscal year 1995. The decrease in cash in 1995 was primarily due to the pay off of accrued expenses, primarily associated with the bank loan. As of October 31, 1995, the Company's cash position was approximately $184,000.

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

The Company's business plan is subject to substantial uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property. Finally, the Company continues to be subject to several potentially significant contingent liabilities. These include the environmental problem at the Company's existing building as well as certain other environmental issues. See Part II - Item 1 - Legal Proceedings. If any of these items should result in significant additional liabilities, the Company's financial condition could be adversely affected.

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

In October 1991, the Company entered into a Participation Agreement with many other PRP's in order to work together as the "Seaboard Group." As of June 8, 1992, the Seaboard Group consisted of 1,025 PRP's. According to the records of Seaboard, the Seaboard Group was responsible for 10,078,000 gallons of hazardous materials at the
                                       13

Seaboard site, which represented approximately 75% of the total. The Seaboard Group has created a subgroup known as the "De Minimis PRP's" consisting of all entities which are responsible for less than 85,000 gallons of hazardous materials. The Company is a member of the De Minimis PRP's because its documented volume was 7,265 gallons. The initial cost to join the Seaboard Group was $100.

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

In January 1993, it was determined that additional funds would be required to complete the clean up of the Gold Coast Oil site. The Company received an assessment of $10,000 for this obligation. As of April 30, 1995, the Company had accrued, but not paid this amount.
                                       15

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits - None

         (b)      Reports on Form 8-K.

                  There were no reports on Form 8-K filed during the quarter ended October 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER INDUSTRIES, INC.
                                        (Registrant)
Date:      6/3/96                       /S/ ANGELO NAPOLITANO
                                            Angelo Napolitano
                                            Chairman of the Board of Directors
                                            Chief Executive Officer
                                            Principal Financial Officer