Form 10QSB
period 1996-01-31
MILLER INDUSTRIES INC
filed 1996-08-01
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the quarterly period ended January 31, 1996 or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from            to
                                        -----------   ------------
           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                           59-0996356
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

Yes           No     X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of April 30, 1996 is 2,982,662 shares.

Total Pages:   16                                       Exhibit Index:   N/A

                             MILLER INDUSTRIES, INC.

                                   FORM 10-QSB
                                JANUARY 31, 1996

                                      INDEX


                                                                        PAGE NO.


PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -
           January 31, 1996 and April 30, 1995 ............................    3

                     Statements of Operations and (Deficit) -
                     Three Months Ended January 31, 1996 and 1995 .........    4
                     Nine Months Ended January 31, 1996 and 1995 ..........    5

                     Statements of Cash Flows -
                     Nine Months Ended January 31, 1996 and 1995 ..........    6

                     Notes to Financial Statements ........................    7

Item 2               Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ..................    9


PART II: OTHER INFORMATION

Items 1 to 6 ..............................................................   12

Signatures ................................................................   16

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                    AS OF JANUARY 31, 1996 AND APRIL 30, 1995
                             (DOLLARS IN THOUSANDS)

                                                                          January 31,   April 30,
                                                                              1996        1995
                                                                            -------      -------
ASSETS

Investment Property:
       Land ..............................................................   $   162    $   162
       Building and Improvements .........................................       698        698
       Furniture and Fixtures ............................................        10         10
       Tenant Improvements ...............................................        69          0
       Machinery and Equipment ...........................................        22         22
                                                                             -------    -------
                                                                                 961        892
       Less Accumulated Depreciation .....................................       683        682
                                                                             -------    -------
                                                                                 278        210
Other Assets:
       Cash ..............................................................   $   173    $   167
       Inventory .........................................................        41         30
       Prepaid Expenses ..................................................        12         60
       Deferred Lease Incentive ..........................................      --           69
       Other Assets ......................................................        27         26
                                                                             -------    -------
                                                                                 253        352
                                                                             -------    -------
TOTAL ASSETS .............................................................   $   531    $   562
                                                                             =======    =======

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
       Mortgage Payable ..................................................   $ 1,370    $ 1,384
       Accounts Payable and
         Accrued Expenses ................................................       163        139
             Deposits ....................................................        33         31
                                                                             -------    -------
TOTAL LIABILITIES ........................................................     1,566      1,554

Shareholders' (Deficiency):
       Preferred stock
             $10 par, 250,000 shares authorized;
              none issued and outstanding, ...............................      --         --
       Common stock - $.05 par, 5,000,000
             shares authorized, 2,982,662 shares
             issued and outstanding ......................................       149        149
       Paid-in capital ...................................................     1,127      1,127
        (Deficit) ........................................................    (2,311)    (2,268)
                                                                             -------    -------
                                                                              (1,035)      (992)

                                                                             -------    -------
           TOTAL SHAREHOLDERS' (DEFICIENCY) ..............................    (1,035)      (992)
                                                                             -------    -------
                                                                             $   531    $   562
                                                                             =======    =======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                      JANUARY 31,
                                                                                 1996          1995
                                                                             ------------    --------
REVENUES:
       Rental ............................................................   $        43    $        13
       Net Sales .........................................................             9             16
       Interest and other ................................................            17              2
                                                                             -----------    -----------
TOTAL REVENUES ...........................................................            69             31

EXPENSES:
       Rental and Administration .........................................   $        51    $        82
       Cost of Sales .....................................................             6             15
       Interest Expense ..................................................            34             21
                                                                             -----------    -----------
TOTAL EXPENSES ...........................................................            91            118
                                                                             -----------    -----------

(Loss) Before Extraordinary Item .........................................           (22)           (87)

Extraordinary Item -- Gain On
       Extinguishment of Debt
       (Less Applicable Income Taxes
       of $0) ............................................................   $         0    $       210
                                                                             -----------    -----------
       Net (Loss) ........................................................   $       (22)   $       123
                                                                             ===========    ===========

EARNINGS PER COMMON SHARE:

       Before Extraordinary Item .........................................   $      (.01)   $      (.03)
       Extraordinary Item ................................................             0            .07
                                                                             ===========    ===========
       Net Income (Loss) .................................................   $      (.01)   $       .04
                                                                             ===========    ===========

Shares used in computing earnings
       per share .........................................................     2,982,662      2,982,662
                                                                             ===========    ===========


The accompanying notes are an integral part of these financial statements

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                   NINE MONTHS ENDED JANUARY 31, 1996 AND 1995
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                               JANUARY 31,
                                                      -----------------------
                                                         1996           1995
                                                    ------------      --------




REVENUES:
       Rental ................................     $       129      $        43
       Net Sales .............................              40               47
       Interest and other ....................              22               20
                                                   -----------      -----------
TOTAL REVENUES ...............................             191              110

EXPENSES:
       Rental and Administration .............     $       135      $       170
       Cost of Sales .........................              12               24
       Interest Expense ......................              86               89
                                                   -----------      -----------
TOTAL EXPENSES ...............................             233              283
                                                   -----------      -----------

(Loss) Continuing Operations
       Before Extraordinary Item .............             (42)            (173)

Extraordinary Item -- Gain On
       Extinguishment of Debt
       (Less Applicable Income Taxes
       of $0) ................................     $      --        $       210
                                                   -----------      -----------
Net Income (Loss) ............................     $       (42)     $        37
                                                   ===========      ===========

EARNINGS PER COMMON SHARE:
       Before Extraordinary Item .............     $      (.01)     $      (.06)
       Extraordinary Gain ....................            --                .07
                                                   -----------      -----------
       Net Income (Loss) .....................     $      (.01)     $       .01
                                                   ===========      ===========
Shares used in computing earnings
       per share .............................       2,982,662        2,982,662


The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1996 AND 1995
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED
                                                                 JANUARY 31,
                                                            -------------------
                                                            1996           1995
                                                            -----         -----
OPERATING ACTIVITIES:
Net Income (Loss) ..................................        $ (43)        $  37
Depreciation and amortization ......................           11             7
Realized gain on sale of fixed assets ..............           (2)           (6)
Changes in operating
       assets and liabilities -
             Receivables ...........................            0             0
             Inventories ...........................           (4)           14
             Prepaid expenses ......................          (47)           44
             Accounts payable ......................           23             2
             Accrued expenses ......................           (6)         (346)
             Tenants deposits ......................           (6)           39
                                                                          -----
NET CASH PROVIDED (USED)
       BY OPERATING ACTIVITIES .....................          (74)         (209)
                                                            -----         -----

FINANCING ACTIVITIES:
Reduction of long-term debt ........................          (19)          (11)
                                                            -----         -----
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES ............................          (19)          (11)
                                                            -----         -----

INVESTMENT ACTIVITIES:
Proceeds from property, plant and
       equipment sales .............................            2             6
                                                            -----         -----
INCREASE (DECREASE) IN CASH AND
       CASH EQUIVALENTS ............................          (91)         (214)

Cash and Cash Equivalents as of
       of April 30, 1995 and 1994 ..................          167           478
                                                            -----         -----

Cash and Cash Equivalents as of
       of January 31, 1996 and 1995 ................        $ 173         $ 264




The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1996
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1996, and April 30, 1995, and the results of operations and cash flows for the three and nine month periods ended January 31, 1996 and 1995.

Balance sheet information as of April 30, 1995, is derived from the audited balance sheet as of April 30, 1995 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three and nine months ended January 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

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

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 1996
                                   (UNAUDITED)


NOTE 3 - INVENTORIES

The inventories at January 31, 1996 and at April 30, 1995 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at January 31, 1996 and April 30, 1995 were as follows:

                                        January 31,  April 30,
          (Thousands of dollars)           1996        1995
                                         -------     -------
          Raw Materials                 $     0       $  0
          Work in process                     0          0
          Finished goods                     40         30

                                        $    40      $  30
                                         =======      ====

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

For the third quarter of the fiscal year ended April 30, 1996 (the "1996 fiscal year"), the Company had rental income of $43,000, compared with rental income of $13,000 for the same period in 1995. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $65,000 in the third quarter of 1996, compared to $77,000 in 1995.

During the third quarter of 1996, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the third quarter of 1996 were $9,000 (with cost of goods sold of $5,800), compared to sales of $16,000 in 1995 (and cost of goods sold of $16,000).

The Company also recognized a gain of $210,000 in the third quarter of 1995 from the restructuring of its bank loan (as described below).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $6,000 during the first nine months of the 1996 fiscal year compared with a decrease of $214,000 during the first nine months of fiscal year 1995. The increase in cash in 1996 was primarily due to increased rental income. As of January 31, 1996, the Company's cash position was approximately $173,000.

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

CURRENT OPERATIONS

The Company has modified its business plan. Under the new plan, the Company now operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building. The Company has entered into a five-year lease, which commenced in January 1995, which provides for rent of approximately $10,000 per month. The Company also has an existing short-term lease for approximately 10,400 square feet which provides for rental of $4,400 per month. This lease is currently scheduled for expiration in June 1996, although it may be further extended based on negotiations between the parties.

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

The Company's business plan is subject to substantial uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property. Finally, the Company continues to be subject to several potentially significant contingent liabilities. These include the environmental problem at the Company's existing building as well as certain pending litigation. See Part II Item 1 - Legal Proceedings. If any of these items should result in significant additional liabilities, the Company's financial condition could be adversely affected.

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

Item 6.              Exhibits and Reports on Form 8-K.

           (a)       Exhibits - None

           (b)       Reports on Form 8-K.

                     There were no reports on Form 8-K filed during the quarter ended January 31, 1996.


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