Form 10QSB
period 1996-07-31
MILLER INDUSTRIES INC
filed 1997-09-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1996 or

         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

         Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                             59-0996356
            -------                           ----------------
  (State or Other Jurisdiction of             (I.R.S. Employer
  Incorporation or Organization)            Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
               -------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
                          ---------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                        --------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____     No     X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of July 7, 1997 is 2,982,662 shares.




                             MILLER INDUSTRIES, INC.

                                   FORM 10-QSB
                                  JULY 31, 1996

                                      INDEX

                                                                                                            PAGE NO.
                                                                                                            -------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheets -
                  July 31, 1996 and April 30, 1996............................................................... 3

                  Statements of Operations and (Deficit) -
                  Three Months Ended July 31, 1996 and 1995...................................................... 4

                  Statements of Cash Flows -
                  Three Months Ended July 31, 1996 and 1995...................................................... 5

                  Notes to Financial Statements.................................................................. 6

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................ 8

PART II: OTHER INFORMATION

Items 1 to 6.................................................................................................... 10

Signatures...................................................................................................... 13





                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                     AS OF JULY 31, 1996 AND APRIL 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                            JULY 31,                         APRIL 30,
                                                                             1996                             1996
                                                                            -------                         ---------
ASSETS
Investment Property:
      Land                                                                  $   161                          $  161
      Building and Improvements                                                 724                             709
      Furniture and Fixtures                                                     10                              10
      Tenant Improvements                                                        54                               0
      Machinery and Equipment                                                    22                              22
                                                                            -------                          ------
                                                                                971                             902

      Less Accumulated Depreciation                                            (696)                           (696)
                                                                            -------                          ------
                                                                                275                             206

Other Assets:
      Cash                                                                      138                             130
      Inventory                                                                  33                              38
      Prepaid Expenses                                                            6                               9
      Deferred Lease Incentive                                                    0                              54
      Other Assets                                                               21                              20
                                                                             ------                          ------
                                                                                198                             251
                                                                             ------                          ------
TOTAL ASSETS                                                                 $  473                          $  457
                                                                             ======                          ======

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
      Mortgage Payable                                                       $1,362                          $1,366
      Accounts Payable and
        Accrued Expenses                                                        164                             167
      Deposits                                                                   33                              33
                                                                             ------                          ------
TOTAL LIABILITIES                                                             1,559                           1,566

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                                               149                             149
      Paid-in capital                                                         1,127                           1,127
       (Deficit)                                                             (2,362)                         (2,385)
                                                                             ------                          ------
      TOTAL SHAREHOLDERS' (DEFICIENCY)                                       (1,035)                           (992)
                                                                             ------                          ------
                                                                             $  473                          $  457
                                                                             ======                          ======




   The accompanying notes are an integral part of these financial statements.




                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                        THREE MONTHS ENDED JULY 31, 1996 AND 1995
                          (Dollars in Thousands Except
                               Per Share Amounts)

                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                            JULY 31,
                                                ---------------------------------------
                                                    1996                       1995
                                                -----------                 -----------

REVENUES:
      Rental                                         $     43                $     42
      Net Sales   14                                       16
      Interest and other                                   32                       2
                                                     --------                --------

TOTAL REVENUES                                             89                      60

EXPENSES:
      Rental and Administration                            38                      31
      Cost of Sales                                         5                       4
      Interest Expense                                     23                      31
                                                     --------                --------

TOTAL EXPENSES                                             66                      66
                                                     --------                --------


      Net Income (Loss)                              $     23                $     (6)
                                                     ========                ========


EARNINGS PER COMMON SHARE:                           $    .01                $   (.01)
                                                     ========                ========

Shares used in computing earnings
      per share                                     2,982,662               2,982,662





The accompanying notes are an integral part of these financial statements.




                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995
                              (Dollars in Thousands
                            Except Per Share Amounts)
                                   (UNAUDITED)

                                                                                 THREE MONTHS ENDED
                                                                                    JULY 31,
                                                                ------------------------------------------
                                                                   1996                            1995
                                                                ------------                   -----------
OPERATING ACTIVITIES:
Net Income (Loss)                                            $      23                       $       (6)
Depreciation and amortization                                        7                                7
Realized gain on sale of fixed assets                              (27)                              (2)
Changes in operating
      assets and liabilities -
           Receivables                                               0                                0
           Inventories                                               6                              (15)
           Prepaid expenses                                        (46)                               6
           Accounts payable                                         14                               (3)
           Accrued expenses                                         20                               (5)
           Tenants deposits                                          1                               29
                                                             ---------                       ----------

NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                                       (2)                              11


FINANCING ACTIVITIES:
Reduction of long-term debt                                        (17)                             (21)
                                                             ---------                       ----------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                            (19)                             (10)
                                                             ---------                       ----------

INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales                                               27                                2
                                                             ---------                       ----------

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                               8                               (8)

Cash and Cash Equivalents as of
      of April 30, 1996 and 1995                                   130                              167
                                                             ---------                       ----------
Cash and Cash Equivalents as of
      of July 31, 1996 and 1995                              $     138                       $      159
                                                             =========                       ==========



The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1996
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1996, and April 30, 1996, and the results of operations and cash flows for the three month periods ended July 31, 1996 and 1995.

Balance sheet information as of April 30, 1996, is derived from the audited balance sheet as of April 30, 1996 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three months ended July 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

All footnotes and disclosures required under generally accepted accounting principles are not shown in this report.

See the Company's notes to financial statements contained in its Annual Report on Form 10-K, for the year ended April 30, 1996, for disclosure of significant accounting policies and pertinent disclosures.

NOTE 2 - OPERATIONS

During its 1992 fiscal year, the Company discontinued its Mildoor sliding glass door and window operations. These activities comprised the Company's only business unit. However, effective September 15, 1994, the Company refinanced its mortgage debt, which allowed the Company to continue to operate in a new type of business. This consisted of leasing its building to third parties. Consequently, the results of the Company's operations for fiscal 1997 and 1996 are shown as continuing operations. Prior year results have been reclassified from discontinued operations to continuing operations.

NOTE 3 - INVENTORIES

The inventories at July 31, 1996 and at April 30, 1996 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at July 31, 1996 and April 30, 1996 were as follows:

                                         JULY 31,    APRIL 30,
          (Thousands of dollars)           1996        1996
                                        ----------   ---------

          Raw Materials                  $   0        $   0
          Work in process                    0            0
          Finished goods                    33           38
                                        ----------   ---------
                                           $33          $38

NOTE 4 - INCOME TAXES

The Company has net operating loss carry forwards of approximately $2,486,000 which will expire at various dates through 2010. Additionally, the Company has tax credit carryforwards of approximately $3,341 which will expire at various dates through 2001.

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

For the first quarter ended July 31, 1996, the Company had rental income of $42,000, compared with rental income of $42,000 for the same period in 1995. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $38,000 in the first quarter of 1996, compared to $31,000 in 1995.

During the first quarter of 1997, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the first quarter of 1997 were $14,000 (with cost of goods sold of $5,000), compared to sales of $16,000 in 1996 (and cost of goods sold of $4,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $8,000 during the first three months of the 1996 fiscal year compared with a decrease of $8,000 during the first three months of fiscal year 1995. The increase in cash in 1997 was primarily due to increased rental income. As of July 31, 1996, the Company's cash position was approximately $178,000.

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

CURRENT OPERATIONS

The Company has modified its business plan. Under the new plan, the Company now operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building. The Company has entered into a five-year lease, which commenced in January 1995, which provides for rent of approximately $10,000 per month. The Company also has an existing short-term lease for approximately 7,650 square feet which provides for rental of $3,978 per month. This lease is currently scheduled for expiration in December 1997, although it may be further extended based on negotiations between the parties.

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

The Company's business plan also contemplates the acquisition of additional income-producing properties. The Company hopes to acquire such properties through a combination of financing from third parties, seller financing and issuance of the Company's equity securities.

The Company's business plan is subject to some uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.

At the present time, this problem is a major obstacle which must be overcome to ensure the Company's future growth.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

CONTAMINATION AT COMPANY'S WAREHOUSE

In March of 1990, the Company received an environmental report prepared by an outside environmental consulting firm on the Company's property. This report indicated the presence of soil and groundwater contamination in an area behind and to one side of the Company's building. Prior to 1988, the Company utilized this area to store paint and other chemicals used in the Company's painting process. These activities were terminated in April 1987.

As previously reported, the Company reported the contamination to the Florida Department of Environmental Regulation and took steps to clean up the contamination. In March 1997, after the latest groundwater test results were analyzed by the Florida Department of Environmental Regulation, the Company received notification that the State was closing its file on this matter.

SEABOARD CHEMICAL CORPORATION

In September 1991, the Company was identified by the North Carolina Department of Environmental, Health and Natural Resources ("DEHNR") as one of a number of generators of hazardous material which had been shipped to a site (the "Site") owned by the Seaboard Chemical Corp. ("Seaboard"). Accordingly, DEHNR issued to the Company a notice of responsibility advising of its liability as a potential responsible party with respect to the Site.

Seaboard had operated the Site in Jamestown, North Carolina for the storage, treatment and disposal of hazardous waste materials for the period from 1976 to 1989. Operations at the Site ceased in 1989 when Seaboard declared bankruptcy. Beginning in 1990, the bankruptcy trustee for Seaboard attempted to close the Site in accordance with the terms of the Resource Conservation and Recovery

Act ("RCRA"). However, insufficient funds were available to allow the trustee to complete this work. As a result, the Federal Environmental Protection Agency (the "EPA") and the DEHNR advised the trustee that if the clean up work were not completed, either one or both of the agencies would complete the work and would sue the responsible parties to recover the costs involved. To avoid the possibility of this lawsuit, in October 1991, the Company entered into an agreement with other responsible parties to form a group to complete the Site clean up work. Over the next two years, the necessary steps were taken to complete the clean up of the surface contamination of the Site. In 1994, the Company joined a group to complete the groundwater clean up ("Phase II"). Phase II was to begin as soon as a satisfactory plan was approved by the concerned authorities. To date, the Company has been required to expend only a minimal amount on this operation. Therefore, no accrual has been made for further costs to this point. No determination of the estimated additional expenditures has been furnished to the group members.

ITEM 6.           REPORTS ON FORM 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    MILLER INDUSTRIES, INC.
                                    ----------------------------------
                                           (Registrant)

Date: September 2, 1997                /S/ ANGELO NAPOLITANO
                                    ----------------------------------
                                           Angelo Napolitano
                                    Chairman of the Board of Directors
                                        Chief Executive Officer
                                       Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT        DESCRIPTION
- -------        -----------

27             Financial Data Schedule