Form 10QSB
period 1996-10-31
MILLER INDUSTRIES INC
filed 1997-09-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1996 or

         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

         Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                           59-0996356
- --------------------------------------------------------------------------------
  (State or Other Jurisdiction of             (I.R.S. Employer
  Incorporation or Organization)            Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
- --------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ______    No     X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of July 7, 1997 is 2,982,662 shares.

                             MILLER INDUSTRIES, INC.

                                   FORM 10-QSB
                                OCTOBER 31, 1996

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets -
         October 31, 1996 and April 30, 1996............................... 3

         Statements of Operations and (Deficit) -
         Three Months Ended October 31, 1996 and 1995...................... 4
         Six Months Ended October 31, 1996 and 1995........................ 5

         Statements of Cash Flows -
         Six Months Ended October 31, 1996 and 1995........................ 6

         Notes to Financial Statements..................................... 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 9

PART II: OTHER INFORMATION

Items 1 to 6.............................................................. 12

Signatures................................................................ 14

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                    AS OF OCTOBER 31, 1996 AND APRIL 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                   OCTOBER 31,         APRIL 30,
                                                      1996               1996
                                                   -----------         ---------
ASSETS
Investment Property:
      Land                                           $   161           $    161
      Building and Improvements                          724                708
      Furniture and Fixtures                              11                 11
      Tenant Improvements                                 54                  0
      Machinery and Equipment                             22                 22
                                                     -------            -------
                                                         972                902

      Less Accumulated Depreciation                      696                696
                                                     -------            -------
                                                         276                206

Other Assets:
      Cash                                               139                130
      Inventory                                           30                 38
      Prepaid Expenses                                     2                  9
      Deferred Lease Incentive                             0                 54
      Other Assets                                        21                 20
                                                     -------            -------
                                                         192                251
                                                     -------            -------
TOTAL ASSETS                                         $   468            $   457
                                                     =======            =======

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
      Mortgage Payable                               $ 1,360            $ 1,366
      Accounts Payable and
        Accrued Expenses                                 169                167
      Deposits                                            33                 33
                                                     -------            -------
TOTAL LIABILITIES                                      1,562              1,566

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                        149                149
      Paid-in capital                                  1,127              1,127
       (Deficit)                                      (2,370)            (2,385)
                                                      ------             ------
TOTAL SHAREHOLDERS' (DEFICIENCY)                       1,094              1,109
                                                      ------             ------
                                                      $  468             $  457
                                                      ======             ======

   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  THREE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED
                                                          OCTOBER 31,
                                             --------------------------------
                                                1996                  1995
                                             -----------            ---------

REVENUES:
      Rental                                    $    47              $    44
      Net Sales                                       9                   15
      Interest and other                              8                    3
                                                -------              -------
TOTAL REVENUES                                       64                   62

EXPENSES:
      Rental and Administration                      46                   40
      Cost of Sales                                   3                   16
      Interest Expense                               23                   21
                                                -------              -------
TOTAL EXPENSES                                       72                   77
                                                -------              -------

(Loss)                                               (8)                 (15)

      Net (Loss)                                $    (8)             $   (15)
                                                =======              =======
EARNINGS PER COMMON SHARE:                      $  (.01)             $  (.01)
                                                =======              =======
Shares used in computing earnings
      per share                               2,982,662            2,982,662

   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                   SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                SIX MONTHS ENDED
                                                   OCTOBER 31,
                                       --------------------------------
                                            1996                1995
                                       ------------          ----------

REVENUES:
      Rental                             $      89           $       86
      Net Sales                                 24                   30
      Interest and other                        40                    6
                                         ---------           ----------
TOTAL REVENUES                                 153                  122

EXPENSES:
      Rental and Administration                 84                   71
      Cost of Sales                              8                   20
      Interest Expense                          46                   52
                                         ---------            ---------
TOTAL EXPENSES                                 138                  143

(Loss) Continuing Operations                    15                  (21)

Net Income (Loss)                        $      15            $     (21)
                                         =========            =========
EARNINGS PER COMMON SHARE:               $     .01            $    (.01)
                                         =========            =========
Shares used in computing earnings
      per share                          2,982,662            2,982,662

   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                         OCTOBER 31,
                                             ----------------------------------
                                                 1996                   1995
                                             ------------           -----------
OPERATING ACTIVITIES:
Net Income (Loss)                              $      15            $      (21)
Depreciation and amortization                          7                    47
Realized gain on sale of fixed assets                (27)                   (2)
Changes in operating
      assets and liabilities -
           Receivables                                 0                     0
           Inventories                                 3                    10
           Prepaid expenses                            1                     1
           Accounts payable                           53                     6
           Accrued expenses                          (56)                   (5)
           Tenants deposits                            0                    (3)
                                               ---------             ---------
NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                         (4)                   33

FINANCING ACTIVITIES:
Reduction of long-term debt                          (14)                  (18)
                                               ---------             ---------
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                              (18)                   15
                                               ---------             ---------
INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales                                 27                     2
                                               ---------             ---------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                 9                    17

Cash and Cash Equivalents as of
      of April 30, 1996 and 1995                     130                   167
                                               ---------             ---------
Cash and Cash Equivalents as of
      of October 31, 1996 and 1995             $     139             $     184
                                               =========             =========

   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1996
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1996, and April 30, 1996, and the results of operations and cash flows for the three and nine month periods ended October 31, 1996 and 1995.

Balance sheet information as of April 30, 1996, is derived from the audited balance sheet as of April 30, 1996 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three and six months ended October 31, 1996 and 1995, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORIES

The inventories at October 31, 1996 and at April 30, 1996 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at October 31, 1996 and April 30, 1996 were as follows:

                                        OCTOBER 31,  APRIL 30,
          (Thousands of dollars)           1996        1996
                                        ----------   ---------
          Raw Materials                 $    0       $    0
          Work in process                    0            0
          Finished goods                    30           38
                                        ----------   ------
                                        $   30       $   38
                                        ==========   ======

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

For the second quarter ended October 31, 1996, the Company had rental income of $47,000, compared with rental income of $44,000 for the same period in 1995. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $46,000 in the second quarter of 1997, compared to $40,000 in 1996.

During the third quarter of 1997, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the second quarter of 1997 were $9,500 (with cost of goods sold of $3,000), compared to sales of $15,000 in 1996 (and cost of goods sold of $15,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $9,000 during the first six months of the 1997 fiscal year compared with an increase of $17,000 during the first six months of fiscal year 1995. The increase in cash in 1996 was primarily due to increased rental income. As of October 31, 1996, the Company's cash position was approximately $139,000.

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

                                    MILLER INDUSTRIES, INC.
                                    -----------------------------
                                        (Registrant)

Date: September 2, 1997             /s/ ANGELO NAPOLITANO
                                    -----------------------------
                                        Angelo Napolitano
                                    Chairman of the Board of Directors
                                        Chief Executive Officer
                                      Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                              PAGE
- -------                                                              ----
  27          Financial Data Schedule.