Form 10QSB
period 1997-01-31
MILLER INDUSTRIES INC
filed 1997-09-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 1997 or

         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _______________

         Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                                          59-0996356
- ---------------------------------                     -------------------------
 (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                             MILLER INDUSTRIES, INC.

                                   FORM 10-QSB
                                JANUARY 31, 1997

                                      INDEX

                                                                        PAGE NO.

PART I:           FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheets -

                  January 31, 1997 and April 30, 1996........................ 3

                  Statements of Operations and (Deficit) -

                  Three Months Ended January 31, 1997 and 1996............... 4
                  Nine Months Ended January 31, 1997 and 1996................ 5

                  Statements of Cash Flows -

                  Nine Months Ended January 31, 1997 and 1996................ 6

                  Notes to Financial Statements.............................. 7

Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations........................ 9

PART II: OTHER INFORMATION

Items 1 to 6................................................................ 11

Signatures.................................................................. 12

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS

                    AS OF JANUARY 31, 1997 AND APRIL 30, 1996
                             (DOLLARS IN THOUSANDS)

                                                                          JANUARY 31,                     APRIL 30,
                                                                             1997                            1996
                                                                          -----------                     ---------
ASSETS
Investment Property:
      Land                                                                  $   161                         $   161
      Building and Improvements                                                 733                             708
      Furniture and Fixtures                                                     11                              11
      Tenant Improvements                                                         0                               0
      Machinery and Equipment                                                    22                              22
                                                                            -------                         -------
                                                                                927                             902

      Less Accumulated Depreciation                                             696                             696
                                                                            -------                         -------
                                                                                231                             206
Other Assets:
      Cash                                                                      110                             130
      Inventory                                                                  31                              38
      Prepaid Expenses                                                           13                               9
      Deferred Lease Incentive                                                   54                              54
      Other Assets                                                               20                              20
                                                                            -------                         -------
                                                                                228                             251
                                                                            -------                         -------
TOTAL ASSETS                                                                $   459                         $   457
                                                                            =======                         =======

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
      Mortgage Payable                                                      $ 1,354                         $ 1,366
      Accounts Payable and
        Accrued Expenses                                                        197                             167
      Deposits                                                                   33                              33
                                                                            -------                         -------
TOTAL LIABILITIES                                                             1,584                           1,566

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                                               149                             149
      Paid-in capital                                                         1,127                           1,127
       (Deficit)                                                             (2,401)                         (2,385)
                                                                           --------                        --------
TOTAL SHAREHOLDERS' (DEFICIENCY)                                             (1,125)                         (1,109)
                                                                           --------                        --------
                                                                           $    459                        $    457
                                                                           ========                        ========

   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                             -------------------------------------------
                                                                                 1997                             1996
                                                                             -----------                      ----------
REVENUES:
      Rental                                                                  $      45                       $       43
      Net Sales                                                                       9                                9
      Interest and other                                                              5                               17
                                                                              ---------                       ----------

TOTAL REVENUES                                                                       59                               69

EXPENSES:
      Rental and Administration                                                      44                               51
      Cost of Sales                                                                   2                                6
      Interest Expense                                                               43                               34
                                                                              ---------                       ----------

TOTAL EXPENSES                                                                       89                               92
                                                                              ---------                       ----------

(Loss)                                                                              (30)                             (22)

      Net Income (Loss)                                                       $     (30)                      $      (22)
                                                                              =========                       ==========

EARNINGS PER COMMON SHARE:
      Net Income (Loss)                                                       $    (.01)                      $     (.01)
                                                                              =========                       ==========

Shares used in computing earnings
      per share                                                               2,982,662                        2,982,662


   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                   NINE MONTHS ENDED JANUARY 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                          NINE MONTHS ENDED
                                                                                             JANUARY 31,
                                                                             -------------------------------------------
                                                                                 1997                            1996
                                                                             ------------                   ------------
REVENUES:
      Rental                                                                 $      134                      $       129
      Net Sales                                                                      32                               40
      Interest and other                                                             46                               22
                                                                             ----------                      -----------

TOTAL REVENUES                                                                      212                              191

EXPENSES:
      Rental and Administration                                                     128                              136
      Cost of Sales                                                                  10                               12
      Interest Expense                                                               89                               86
                                                                             ----------                      -----------

TOTAL EXPENSES                                                                      227                              234
                                                                             ----------                      -----------

(Loss) Continuing Operations                                                        (15)                             (43)


Net Income (Loss)                                                            $      (15)                     $       (43)
                                                                             ==========                      ===========

EARNINGS PER COMMON SHARE:                                                   $     (.01)                     $      (.01)
                                                                             ==========                      ===========


Shares used in computing earnings
      per share                                                               2,982,662                        2,982,662


   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                               JANUARY 31,
                                                                              -------------------------------------------
                                                                                  1997                            1996
                                                                              ------------                    -----------
OPERATING ACTIVITIES:
Net Income (Loss)                                                               $   (16)                         $   (43)
Depreciation and amortization                                                        14                               11
Realized gain on sale of fixed assets                                                (7)                              (2)
Changes in operating
      assets and liabilities -
           Receivables                                                                0                                0
           Inventories                                                               (9)                              23
           Prepaid expenses                                                           0                                1
           Accounts payable                                                          15                               23
           Accrued expenses                                                          (9)                              10
           Tenants deposits                                                           0                                0
                                                                                 ------                           ------

NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                                                       (12)                              23

FINANCING ACTIVITIES:
Reduction of long-term debt                                                         (16)                             (19)
                                                                                 ------                           ------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                                             (28)                               4
                                                                                 ------                           ------

INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales                                                                 7                                2
                                                                                 ------                           ------

INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                                              (21)                               6
                                                                                 ------                           ------

Cash and Cash Equivalents as of
      of April 30, 1996 and 1995                                                 $  130                           $  167
                                                                                 ======                           ======
Cash and Cash Equivalents as of
      of January 31, 1997 and 1996                                               $  109                           $  173
                                                                                 ======                           ======

   The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1997, and April 30, 1996, and the results of operations and cash flows for the three and nine month periods ended January 31, 1997 and 1996.

Balance sheet information as of April 30, 1996, is derived from the audited balance sheet as of April 30, 1996 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three and nine months ended January 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORIES

The inventories at January 31, 1997 and at April 30, 1996 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at January 31, 1997 and April 30, 1996 were as follows:

                                        JANUARY 31,  APRIL 30,
          (Thousands of dollars)           1997        1996
                                        ----------   ---------
          Raw Materials                  $   0        $   0
          Work in process                    0            0
          Finished goods                    31           38
                                         -----        -----
                                         $  31        $  38
                                         =====        =====

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

For the third quarter ended January 31, 1997, the Company had rental income of $45,000, compared with rental income of $43,000 for the same period in 1996. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $44,000 in the third quarter of 1997, compared to $65,000 in 1996.

During the third quarter of 1997, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the third quarter of 1997 were $8,700(with cost of goods sold of $2,000), compared to sales of $9,000 in 1996 (and cost of goods sold of $7,800).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased by $21,000 during the first nine months of the 1997 fiscal year compared with an increase of $6,000 during the first nine months of fiscal year 1996. The decrease of cash in 1997 was primarily due to reduced hardware sales. As of January 31, 1997, the Company's cash position was approximately $109,000.

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

CURRENT OPERATIONS

The Company has modified its business plan. Under the new plan, the Company now operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building. The Company has entered into a five-year lease, which commenced in January 1995, which provides for rent of approximately $10,000 per month. The Company also has an existing short-term lease for approximately 7,650 square feet which provides for rental of $3,978 per month. This lease is currently scheduled for expiration in December 1997. The parties are conducting negotiations for a lease extension based on a reduction in the space requirement of this tenant.

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

                                            MILLER INDUSTRIES, INC.
                                            --------------------------
                                            (Registrant)

Date: September 2, 1997                      /s/ ANGELO NAPOLITANO
                                            ------------------------------------
                                                    Angelo Napolitano
                                             Chairman of the Board of Directors
                                                  Chief Executive Officer
                                                Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                                                               PAGE
- ---------                                                             ----
  27           Financial Data Schedule