Form 10KSB
period 1997-04-30
MILLER INDUSTRIES INC
filed 1997-09-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X]        ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended April 30, 1997

         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to _______________

                           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
         -------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                             FLORIDA                       59-0996356
         --------------------------------------   -----------------------------
         (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
         -------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
         -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.05 PAR VALUE
         -------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                                Yes __________  No  ____X____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $294,000.

As of July 1, 1997, the registrant had 2,982,662 outstanding shares of common stock $.05 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of July 31) was approximately $55,500.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

MILLER INDUSTRIES, INC. (the "Company") was incorporated under the laws of the State of Florida on January 21, 1963. The administrative offices of the Company are located at 16295 N.W. 13th Avenue, Miami, Florida 33169, and its telephone number is (305) 621-0501.

The Company=s principal business is the ownership and management of a 98,000 square feet warehouse located in Miami, Florida. See Item 2. Properties. As of the date of this report, the Company had not yet leased enough of its warehouse to generate positive cash flow from operations. The Company also intends to acquire other income-generating properties to add to the Company's portfolio. The Company's current President, Angelo Napolitano, has extensive experience in the real estate industry, and believes that he can provide the Company with the expertise to locate, acquire and manage attractive properties. The Company hopes to finance the acquisition of properties through a combination of debt from third parties (including outside lenders and seller financing) and issuance of equity securities.

EMPLOYEES

The Company had no employees during the 1997 and 1996 fiscal years.

The Company's President provides services to the Company as an independent contractor. The Company also utilizes an independent contractor to perform administrative and bookkeeping services.

ITEM 2.  PROPERTIES

DESCRIPTION OF WAREHOUSE

The Company owns a one-story concrete block building located at 16295 N.W. 13th Avenue, Miami, Florida. This facility consists of 97,813 square feet, 7,000 of which is air-conditioned. The building is zoned for use as a warehouse or light manufacturing facility. The building has a relatively low ceiling, which has adversely affected leasing efforts.

FINANCING

At April 30, 1997, the building was subject to an outstanding first mortgage in favor of Nations Bank. The mortgage secured a loan with a balance of approximately $1,350,000. In June 1997, the loan was amended to permit the Company to borrow an additional $100,000. The proceeds of the additional borrowing will be utilized to make additional improvements to the roof on the building.

Under the current terms of the loan, the Company is obligated to make monthly payments of principal and interest of $13,285 (based on an original 23-year amortization schedule). The loan is due in full on September 16, 1999.

Angelo Napolitano, the Company's Chairman of the Board, has currently guaranteed $800,000 of the new loan balance.

LEASING ACTIVITIES

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $3.75 per square foot to approximately $5.00 per square foot and the occupancy rate in the area is approximately 90%.

The Company has leased 24,000 square feet of the building under a 5-year lease which commenced in January 1995. This lease provides for rent of $120,000 per year, plus increases based on changes in the consumer price index. The Company has also leased approximately 7,650 square feet of the building, at a monthly rental of $3,978. This lease is currently scheduled for expiration in December 1997, although it may be extended based on negotiations between the parties. Total rental income for fiscal 1997 was approximately $180,000.

INSURANCE AND TAXES

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 10 to 30 years for accounting purposes. Real estate taxes paid for calendar year 1996 were approximately $35,000.

BUSINESS PLAN

The Company's current business plan is to make strategic investments in commercial real estate. At the present time, the Company has not developed any specific investment policy with regard to its proposed real estate activities. Accordingly, the Company has not established any limitations in the percentage of assets which may be invested in any one investment or type of investments. The Company generally intends to seek real estate assets for income-generation purposes rather than capital gains. The Company has not developed any particular criteria for the types of real estate in which it may invest. Accordingly, the Company may invest in office and apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. The Company believes that any such acquisitions will occur in South Florida. The Company hopes to finance the acquisition of properties through a combination of financing from third parties, financing from the seller and issuance of equity securities of the Company. The Company may also invest in real estate through partnerships or other similar vehicles. There can be no assurance that any of these plans will be realized.

ITEM 3.  LEGAL PROCEEDINGS

DISPUTE WITH TENANT

In June 1996, the principal tenant for the building indicated that it would seek to recover losses from the Company and its roofing contractor arising from damage caused by roof leaks and certain related repair efforts. The Company has been advised that the tenant has settled this matter with the roofing company's insurance carrier.

CONTAMINATION AT COMPANY WAREHOUSE

In March 1990, the Company received an environmental report on the Company's building prepared by an outside consulting firm. The report indicated the presence of soil and groundwater contamination in a limited area behind and to one side of the building.

Prior to 1988, the Company utilized this area to store paints and other chemicals used in the Company's paint line. The Company terminated its painting operations in April 1987.

In March, 1997, after the latest groundwater test results were analyzed by the Florida Department of Environmental Regulations, the Company received notification from the Florida Department of Environmental Regulation that it was closing its file on this matter. Therefore, the Company believes that this matter is resolved. In connection with this matter, the Company recognized $38,000 in revenues when it reversed a prior accrual for possible clean-up costs.

SEABOARD CHEMICAL CORPORATION

In late 1991, the Company was identified by the North Carolina Department of Environment, Health, and Natural Resources ("DEHNR") as a member of a large group of companies who had shipped hazardous waste to a disposal site owner and operated by Seaboard Chemical Corporation ("Seaboard"). Accordingly, DEHNR issued a Notice of Responsibility to advise the Company of its liability as a potentially responsible party ("PRP") with respect to the site.

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

GOLD COAST OIL

In 1981, the Company was named by the U.S. Environmental Protection Agency ("EPA") as one of many potential PRPs with respect to chemical pollution discovered at a site known as "Gold Coast Oil."

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

In January 1993, it was determined that additional funds would be required to complete the clean up of the Gold Coast Oil site. The Company received an assessment of $10,000 for this obligation. As of April 30, 1997, the Company had accrued, but not paid this amount.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is currently traded on the over-the-counter market.

The range of the high and low bid quotations for each quarter of the past two
(2) fiscal years is as follows:

MAY 1996 - APRIL 1997(1)                    HIGH               LOW
- ---------------------                       ----               ---

First Quarter                             $ .060             $ .020
Second Quarter                              .060               .020
Third Quarter                               .060               .020
Fourth Quarter                              .060               .020

MAY 1995 - APRIL 1996(1)                    HIGH               LOW
- ---------------------                       ----               ---

First Quarter                             $ .100             $ .020
Second Quarter                              .080               .020
Third Quarter                               .080               .020
Fourth Quarter                              .060               .020

- ---------------------------

(1) Over-the-counter prices do not reflect retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions. Prices for fiscal years 1996 and 1997 were provided by National Quotation Bureau, Inc.

As of July 13, 1997, there were 490 holders of record of the Company's common stock.

The Company has not paid any cash dividends during the last two fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

In fiscal year 1997, the Company had rental income of $180,000, compared with rental income of $174,000 in 1996. During 1996 and 1997, less than half of the Company's warehouse was leased.

The Company needs to lease the balance of this space in order to achieve positive cash flow from operations. Rental income was offset by rental expense of $125,000 in 1997 compared to $144,000 in 1996. The decrease in rental expense was due to a reduction in repairs and improvements over the previous year.

During 1997, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in 1997 were $42,000 (with cost of goods sold of $15,000), compared to sales of $69,000 in 1996 (and cost of goods sold of $17,000).

During 1997, the Company also continued to liquidate the equipment and product lines for the Company's former business. The Company recognized a gain of $13,000 from these sales in 1997, compared with a gain of $8,000 in 1996.

The Company recognized $38,000 in revenues in 1997 due to the reversal of a prior accrual of potential clean-up costs. See Item 3, Legal Proceedings.

The Company's administration expenses were $69,000 in 1997, compared to $76,000 in 1996. The decrease was due to further reductions in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased by $50,000 during fiscal year 1997 compared with a decrease of $38,000 during fiscal year 1996. This decrease in cash was primarily due to the loss from operations and a lower level of hardware sales and expenditures for improvements to a certain portion of the roof on the Company's warehouse. As of April 30, 1997, the Company's cash position was approximately $80,000.

The Company's working capital remains extremely limited. The Company's most pressing working capital requirement is the need to repair a large remaining portion of the roof on its warehouse. To address this problem, the Company borrowed an additional $100,000 from its principal lender in June, 1997. The Company believes that this amount will cover most of the cost of the roof project. The Company believes that its working capital needs over the next twelve months will also include routine maintenance of its building, and alterations to the interior of the building to accommodate new tenants. The Company believes that it has enough cash to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to lease the remainder of its building at attractive rates.

CURRENT OPERATIONS

The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building. The Company has entered into a five-year lease, which commenced in January 1995, which provides for rent of approximately $120,000 per year. The Company also has an existing short-term lease for approximately 7,650 square feet which provides for rental of $3,978 per month. This lease is currently scheduled for expiration in December 1997, although it may be further extended based on negotiations between the parties.

The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's mortgage loan, real estate taxes and insurance. The Company believes that it can generate positive cash flow from operations if it is able to find additional tenants for the building. However, at the present time, the Company does not receive enough in lease payments to cover its expenses.

The Company's business plan also contemplates the acquisition of additional income-producing properties. The Company hopes to acquire such properties through a combination of financing from third parties, seller financing and issuance of the Company's equity securities.

The Company's business plan is subject to considerable uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

                                                   OFFICER     DIRECTOR
      NAME                  POSITION                SINCE       SINCE
      ----                  --------               -------     --------
Angelo Napolitano       President, Chief             1992       1988
                        Executive Officer,
                        and Chairman of the
                        Board of Directors

Martin Engelmann        Director                      --        1988



Each director is elected for a period of one (1) year, or until his successor is duly elected by the shareholders. Officers serve at the will of the Board of Directors.

ANGELO NAPOLITANO, age 61, has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director of Sunshine State Industrial Park Authority, the property owners' association for the industrial park in which the Company's building is located.

MARTIN ENGELMANN, age 56, has been a director of the Company since 1988. Mr. Engelmann is the President of DiaMed Caribbean, Inc., a health care consulting and exporting company which he founded in 1984. Mr. Engelmann also serves as a director of America's Growth Fund, an investment company which provides short-term capital to companies doing business in Latin America.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's directors have filed reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in 1997 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------
                        FISCAL                       STOCK
NAME AND POSITION        YEAR        SALARY (1)     OPTIONS
- -----------------       ------       ----------     -------

Angelo Napolitano,       1997        $ 37,500          -
Chief Executive
Officer                  1996        $ 36,250          -
                         1995        $ 35,500          -

- ---------------

(1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

MANAGEMENT AGREEMENT

In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board. At the close of the current fiscal year, accrued management fees totaled $64,500. No fees have been paid since June 1995.

COMPENSATION OF DIRECTORS

Each director receives a fee of $250 for attendance at each meeting of the Board of Directors. Directors also receive $450 per day for any special assignments which they undertake at the Board's request. Directors are also reimbursed for out-of-pocket expenses which they incur while performing activities on behalf of the Company.

The total amount paid to directors during the 1997 fiscal year was $500.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of August 1, 1996, the only person who beneficially owned 5% or more of the common stock of the Company was as follows:

                                  AMOUNT
NAME AND ADDRESS OF         BENEFICIALLY OWNED         PERCENT OF
 BENEFICIAL OWNER          AS OF AUGUST 1, 1997          CLASS
- -------------------        --------------------        -------

Angelo Napolitano              1,131,256(1)              37.9%
1521 N.W. 165th Street
Miami, FL 33169

- ----------------

(1) Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano.

The shares of common stock beneficially owned by each director and by all the executive officers and directors of the Company as a group as of August 1, 1997 were as follows:

      NAME OF               AMOUNT BENEFICIALLY         PERCENT OF
  BENEFICIAL OWNER               OWNED (1)                 CLASS
- -------------------         -------------------         ----------
Directors and Officers             1,151,256               38.8%
as a Group (consisting
of two persons)

Martin Engelmann                      20,000               0.9%
Angelo Napolitano                  1,131,256(2)            37.9%(2)

- ----------------

(1) Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2) With respect to Mr. Napolitano's shares, see Note (1) to the preceding table.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation ("NRC") with respect to the lease of the Company's building. The President of NRC is the son of Mr. Angelo

Napolitano, the Company's President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. During fiscal 1997, a $5,780 commission was paid for rental income generated by the short term leases of portions of the building. In addition, Napolitano Realty will receive commissions of $18,000, payable at the rate of $3,600 per year, for a 5-year lease which commenced in January 1995. Payment of the first three installments of these commissions has been delayed by mutual agreement until the Company's cash position improves. Accordingly, the Company=s accrued expenses include $10,800 representing the unpaid balance.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

                                                                       PAGE NO.
                                                                       --------
         (a)   Financial Statements

               Report of Independent Certified Public
               Accountants............................................   F-1

               Balance Sheets As of April 30, 1997
               and 1996...............................................   F-2

               Statements of Operations and (Deficit) for
               Years ended April 30, 1997 and 1996....................   F-3

               Statements of Changes in Shareholders (Deficiency)
               for Years ended April 30, 1997 and 1996................   F-4

               Statements of Cash Flows for Years ended
               April 30, 1997 and 1996................................   F-5

               Notes to Financial Statements..........................   F-6

   (b)      Exhibits                                                SEQUENTIAL
                                                                    PAGE NUMBER
                                                                    -----------
            3.     (A)     Articles of Incorporation                 (Note 1)
                   (B)     Articles of Amendment                     (Note 2)
                   (C)     By-laws                                   (Note 1)
                   (D)     Amendment to By-laws --
                           Indemnification                           (Note 1)
                   (E)     Amendment to By-laws --
                           Control Share Acquisitions                (Note 5)

            10.    Material Contracts

                   (A)     Profit Sharing Plan                       (Note 3)
                   (B)     Stock Option Plan                         (Note 3)
                   (C)     Incentive Bonus Plan                      (Note 3)
                   (D)     Indemnification Agreement
                           with Directors                            (Note 4)
                   (E)     Option Agreement with
                           Angelo Napolitano                         (Note 5)
                   (F)     Settlement Agreement with
                           Granite                                   (Note 6)
                   (G)     Promissory Note to
                           InterContinental Bank                     (Note 6)
                   (H)     Amended and Restated
                           Promissory Note to NationsBank,              28
                           N.A. (South)

         Note 1. Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.

         Note 2. Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.

         Note 3. Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1988.

         Note 4. Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.

         Note 5. Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.

         Note 6. Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 1994.

         (d)             Reports on Form 8-K

                         There were no reports on Form 8-K for the three months
ended April 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 2nd day of September, 1997.

                                            MILLER INDUSTRIES, INC.

                                            /S/ ANGELO  NAPOLITANO
                                            ------------------------------------
                                            By:     Angelo Napolitano, President
                                                    and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of September, 1997.

SIGNATURE                               TITLE
- ---------                               -----
/S/ ANGELO NAPOLITANO                   President, Chief Executive
- --------------------------------        Officer, and Director
Angelo Napolitano                       (Principal Executive Officer)
                                        (Principal Financial Officer)
                                        (Principal Accounting Officer)

/S/ MARTIN ENGELMANN                    Director
- --------------------------------
 Martin Engelmann

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Miller Industries, Inc.
Miami, Florida

We have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 1997 and 1996, and the related statements of operations, shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                              /s/ SPEAR, SAFER, HARMON & CO., P.A.

Miami, Florida
July 2, 1997


                             MILLER INDUSTRIES, INC.

                                 Balance Sheets

                             April 30, 1997 and 1996

                                   A S S E T S

                                                                                                   1997               1996
                                                                                            --------------       -------------
Investment Property:
      Land                                                                                     $   161,443         $   161,443
      Building and improvements                                                                    749,118             708,487
      Machinery and equipment                                                                       22,211              22,211
      Furniture and fixtures                                                                        10,451              10,451
                                                                                            --------------       -------------

                                                                                                   943,223             902,592
      Less:  Accumulated depreciation                                                             (710,471)           (696,359)
                                                                                            --------------       -------------
                                                                                                   232,752             206,233
                                                                                            --------------       -------------

       Other Assets:
        Cash                                                                                        80,334             129,548
        Inventories                                                                                 27,000              38,224
        Prepaid expenses and other assets                                                           11,000               9,286
        Deferred lease incentive                                                                    39,475              54,095
        Loan costs, less accumulated amortization of $16,178
         and $10,111 in 1997 and 1996, respectively                                                 14,155              20,222
                                                                                             -------------       -------------
                                                                                                   171,964             251,375
                                                                                             -------------       -------------

                                                                                               $   404,716         $   457,608
                                                                                             =============       =============


                                              LIABILITIES AND SHAREHOLDERS' DEFICIENCY

    Liabilities:
      Mortgage note payable                                                                     $1,348,851          $1,366,087
      Accounts payable and accrued expenses                                                        177,726             167,497
      Tenant security deposits                                                                      33,247              33,092
                                                                                            --------------      --------------

             Total Liabilities                                                                   1,559,824           1,566,676
                                                                                            --------------      --------------

    Shareholders' Deficiency:
      Common stock - $.05 par, 5,000,000 shares authorized;
       2,982,662 shares issued and outstanding                                                     149,133             149,133
      Paid-in capital                                                                            1,126,507           1,126,507
      Deficit                                                                                   (2,430,748)         (2,384,708)
                                                                                            --------------       -------------

             Total Shareholders' Deficiency                                                     (1,155,108)         (1,109,068)
                                                                                            --------------       -------------

                                                                                              $    404,716        $    457,608
                                                                                            ==============       =============


The accompanying notes are an integral part of these financial statements.



                             MILLER INDUSTRIES, INC.

                            Statements of Operations

                       Years Ended April 30, 1997 and 1996

                                                                                                     1997                 1996
                                                                                                  -----------         -----------
       Revenues:
         Rental                                                                                   $   179,653         $   174,323
         Net hardware sales                                                                            42,341              69,399
         Sale of product lines                                                                         20,000                 -
         Gain on sale of equipment and other income                                                    13,496               8,301
         Settlement of environmental clean-up contingent liability                                     38,010                  -
                                                                                                  -----------         -----------

                Total Revenues                                                                        293,500             252,023
                                                                                                  -----------         -----------

       Expenses:
         Rental                                                                                       125,014             144,178
         Cost of hardware sales                                                                        14,598              16,736
         Administrative                                                                                69,095              76,250
         Interest                                                                                     130,833             131,453
                                                                                                  -----------         -----------

                Total Expenses                                                                        339,540             368,617
                                                                                                  -----------         -----------


       Net Loss                                                                                   $   (46,040)         $ (116,594)
                                                                                                  ===========          ===========


       Net Loss per Common Share                                                                       $ (.02)             $ (.03)
                                                                                                       ======              ======

       Weighted average common shares outstanding
         used in computing net loss per common share                                                2,982,662           2,982,662
                                                                                                  ===========          ==========


The accompanying notes are an integral part of these financial statements.


                             MILLER INDUSTRIES, INC.

                     Statements of Shareholders' Deficiency

                       Years Ended April 30, 1997 and 1996

                                                                COMMON STOCK
                                                      ----------------------------------
                                                                                             ADDITIONAL
                                                           SHARES                              PAID-IN
                                                           ISSUED            AMOUNT            CAPITAL            (DEFICIT)
                                                      ------------------ --------------- -------------------- -------------------

   Balance at April 30, 1995                              2,982,662            $149,133          $1,126,507        $(2,268,114)

   Net Loss - 1996                                               -                   -                   -            (116,594)
                                                          ---------            --------          ----------        -----------

   Balance at April 30, 1996                              2,982,662             149,133           1,126,507         (2,384,708)

   Net Loss - 1997                                               -                   -                   -             (46,040)
                                                          ---------            --------          ----------        -----------


   Balance at April 30, 1997                              2,982,662            $149,133          $1,126,507        $(2,430,748)
                                                          =========            ========          ==========        ===========

The accompanying notes are an integral part of these financial statements.


                             MILLER INDUSTRIES, INC.

                            Statements of Cash Flows

                       Years Ended April 30, 1997 and 1996

                                                                                                1997                 1996
                                                                                              ---------            ---------
Cash Flows from Operating Activities:
     Net loss                                                                                 $ (46,040)           $(116,594)
     Adjustments to reconcile net loss to net cash
      used by operating activities -
       Gain on sale of product lines                                                            (20,000)                 -
       Gain on sale of equipment                                                                 (7,500)                 -
       Depreciation                                                                              14,112               14,112
       Amortization                                                                              20,687               20,687
     Changes in operating
       assets and liabilities
       Decrease (increase) in:
         Inventories                                                                             11,224               (8,507)
         Prepaid expenses                                                                        (1,714)              50,909
       Increase (decrease) in;
         Accounts payable and accrued expenses                                                   10,229               28,554
         Tenant security deposits                                                                   155                1,582
                                                                                          -------------           ----------

   Net Cash Used by Operating Activities                                                        (18,847)              (9,257)
                                                                                           ------------           ----------
   Cash Flows from Investing Activities:
     Acquisition of property and equipment                                                      (40,631)             (10,585)
     Proceeds on sale of product lines                                                           20,000                  -
     Proceeds on sale of equipment                                                                7,500                  -
                                                                                          -------------      --------------
   Net Cash Used by Investing Activities                                                        (13,131)             (10,585)
                                                                                           ------------           ----------
   Cash Flows from Financing Activities:
     Payments on mortgage note payable                                                          (17,236)             (17,916)
                                                                                            -----------           ----------

   Decrease in cash                                                                             (49,214)             (37,758)

   Cash at Beginning of Year                                                                    129,548              167,306
                                                                                              ---------            ---------

   Cash at End of Year                                                                        $  80,334             $129,548
                                                                                              =========             ========

   Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest                                                    $130,833             $131,453

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.

                          Notes to Financial Statements

                       Years Ended April 30, 1997 and 1996

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              ORGANIZATION - In August of 1991, Miller Industries, Inc. (the "Company") discontinued its primary operations, manufacturing of aluminum windows and doors. Pursuant to a plan of reorganization, the Company currently operates as a rental real estate company. (See Note 2)

              CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash. The Company places its cash with high credit quality financial institutions. At certain times during the year the Company had amounts on deposit with financial institutions in excess of the F.D.I.C. insured limits.

              INVESTMENT PROPERTY - Investment property is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 5 to 30 years.

              INVENTORIES - Inventories consist primarily of miscellaneous hardware items and are stated at the lower of cost (first-in, first-out) or market.

              DEFERRED LEASE INCENTIVE - The deferred lease incentive is amortized on a straight-line basis over the term of the lease which is five years.

              LOAN COSTS - Loan costs are amortized on a straight-line basis over the term of the loan which is five years.

              INCOME TAXES - Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, principally depreciation, using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

              ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             MILLER INDUSTRIES, INC.

NOTE 1  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

              NET LOSS PER SHARE - The net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Common share equivalents are not included for fiscal years 1997 and 1996 as their effect would be antidilutive.

NOTE 2  -  OPERATIONS

              The Company's principal asset is a building and the related real property. The Company's current business plan is to lease its building to one or more parties and use the cash flows generated to purchase additional investment real estate as selected by the Company's Board of Directors.

              During June 1996, the Company sold its Executive and Patrician single hung window lines, including trade names, trademark registration and rights, for $20,000.

NOTE 3  -  INCOME TAXES

              The Company has net operating loss carryforwards of approximately $2,431,000 which may provide future income tax benefits that expire through 2012.

              The deferred tax asset at April 30, 1997, consists of the following:

              Net operating loss carryforwards                    $826,000
              Valuation allowance                                  826,000
                                                                  --------
                                                                  $     -
                                                                  ========

              Since any tax benefit is dependent on future taxable earnings, the Company has not recognized such benefits for financial reporting purposes.

              A reconciliation of income tax at the statutory rate to the Company's effective rate for the year ended April 30, 1997, is as follows:

              Federal income tax at statutory rate                 34.0%
              State income tax, net of Federal tax benefit          3.6
              Benefit of net operating loss carryforward          (37.6)
                                                                -------

              Income tax expense                                     -  %
                                                                =======

                             MILLER INDUSTRIES, INC.

NOTE 4  -  MORTGAGE NOTE PAYABLE

              The Company has a $1,400,000 loan from a bank which bears interest at the Citibank prime rate plus 1% (9.25% at April 30, 1997) and may be adjusted annually. Principal and interest are payable monthly over a five year period based on a twenty-three year amortization schedule. The remaining outstanding balance is payable in full in September 1999. The loan is secured by a first lien on the Company's building. At April 30, 1997, $1,348,851 was outstanding under this loan agreement.

              The Company's Chairman of the Board, Angelo Napolitano, guaranteed $700,000 of the loan. The guaranty will be reduced to $350,000 once the Company stabilizes its tenant occupancy for ninety consecutive days. This stabilization has not yet been achieved.

              Future maturities of the mortgage note payable are as follows:

                      YEAR ENDING
                       APRIL 30,
                      -----------

                         1998              $      21,200
                         1999                     23,362
                         2000                     25,745
                         2001                     28,370
                         2002                  1,250,174
                                             -----------

                                              $1,348,851
                                             ===========

              Subsequent to year end, the Company executed a future advance note, in the amount of $100,000, with the above bank which will be added to existing indebtedness. The note is secured by the existing mortgage and is fully guaranteed by the Chairman of the Board.

NOTE 5  -  RENTAL INCOME

              The Company leases portions of its warehouse space to unrelated third parties for various short-term lease periods. Total rental income under these leases for fiscal 1997 and 1996 was approximately $180,000 and $174,000, respectively.

                             MILLER INDUSTRIES, INC.

              Future minimum rental income under these non-cancelable leases, excluding cost of living adjustments, is summarized as follows:

                      YEAR ENDING
                       APRIL 30,
                      -----------

                         1998                    $ 144,000
                         1999                      120,000
                         2000                       30,000
                                                 ---------

                                                  $294,000
                                                  ========

NOTE 6  -  RELATED PARTY TRANSACTIONS

              MANAGEMENT FEES - The Company pays a monthly management fee of $3,000 to Harnap Corp., a corporation related to the Company's CEO and President. Total management fees under this agreement were $37,500 and $36,000 for 1997 and 1996, respectively of which approximately $65,000 and $27,000 is included in accounts payable in the accompanying balance sheet in 1997 and 1996, respectively.

              COMMISSION CONTRACT - On November 1, 1990, the Company entered into a real estate listing agreement with Napolitano Realty Corporation ("NRC") for the purpose of marketing the Company's former manufacturing facility for lease or sale. The President of NRC is the son of the Company's CEO and President. The agreement provides for the payment of a commission to NRC in the event that the building is leased or sold as the result of services rendered by NRC. During fiscal years 1997 and 1996, $5,780 of fees were paid under this agreement. In January 1995, NRC executed a five year lease on a portion of the building and became entitled to commissions of $3,600 per year for a period of five years. Commissions in the amount of $10,800 have not been paid as of April 30, 1997. Consequently, this amount is included in accrued expenses on the 1997 balance sheet. The contract is on-going on a month-to-month basis.

                             MILLER INDUSTRIES, INC.

NOTE 7  -  CONTINGENCIES

              ENVIRONMENTAL MATTERS

              Since fiscal 1990, the Company has conducted various environmental evaluations of its land and building. In February 1993, the Company entered into a consent order with the State of Florida Department of Environmental Regulation (the "Department") agreeing to perform various tests to determine the extent, if any, of soil and ground water contamination. In prior years, based on the results of these tests, the Company accrued $48,620 for the estimated additional costs to complete the clean-up which was included in accrued expenses.

              During March 1997, the Department determined that the Company satisfactorily completed the tasks and objectives pursuant to the contamination assessment report and that no further action by the Company was required. Consequently, the Company reversed approximately $38,000, of the balance previously accrued, which is included in the accompanying statements of operations.

              During 1991, the Company was named by the North Carolina Department of Environmental, Health and Natural Resources as one of many Potentially Responsible Parties ("PRPs") for the closure and clean-up of a bankrupt Environmental Protection Agency ("EPA") approved hazardous waste processing facility in Jamestown, North Carolina. Over 1,000 of the PRPs, including the Company, have formed the Seaboard Group II for the purpose of limiting their exposure with respect to the site. To date, the Company has incurred approximately $200 in costs with respect to this site. However, the Company is unable to determine what its total costs might be, and no accruals have been made for future clean-up liability at this site.

              In 1981, the Company was named by the EPA as one of many PRPs with respect to chemical pollution discovered at a site known as "Gold Coast Oil". In 1988, a settlement was negotiated between the EPA and certain PRPs including the Company which resulted in a consent order in settlement of the EPA claim. The PRPs subsequently negotiated a settlement among themselves to raise the funds necessary to perform specified cleanup activities. To date, all but $15,000 of the Company's commitment has been covered by its insurance carrier, and clean-up operations are progressing at the site. The Company has accrued $10,000 for the estimated additional costs to complete the clean-up which is included in accrued expenses in the accompanying balance sheets.

              TENANT MATTER

              In June 1996, the principal tenant of the Company's building indicated that it would seek to recover an unspecified amount of damages to its inventory and other property caused by roof leaks and the work performed by a contractor to repair those leaks. During fiscal year 1997, the matter was settled, without the Company's involvement, between the roofer's insurance company and the tenant.

                                 EXHIBIT INDEX

EXHIBIT
- -------

10.h            Amended and Restated Promissory Note to NationsBank, N.A.
                (South)

27.             Financial Data Schedule