Form 10QSB
period 1997-07-31
MILLER INDUSTRIES INC
filed 1998-05-07
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1997 or

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

Yes           No     X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of April 30, 1998 is 2,982,662 shares.

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                  JULY 31, 1997

                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheets -

         July 31, 1997 and April 30, 1997................................ 3

         Statements of Operations and (Deficit) -
         Three Months Ended July 31, 1997 and 1996....................... 4

         Statements of Cash Flows -
         Three Months Ended July 31, 1997 and 1996....................... 5

         Notes to Financial Statements................................... 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................. 8

PART II: OTHER INFORMATION

Items 1 to 6............................................................ 10

Signatures.............................................................. 13

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                     AS OF JULY 31, 1997 AND APRIL 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                      JULY 31,        APRIL 30,
                                                        1997            1997
                                                      --------        ---------

ASSETS
Investment Property:
      Land                                            $    161        $     161
      Building and Improvements                            749              749
      Furniture and Fixtures                                11               11
      Tenant Improvements                                   39                0
      Machinery and Equipment                               22               22
                                                      --------        ---------
                                                           982              943

      Less Accumulated Depreciation                       (711)            (711)
                                                      --------        ---------
                                                           271              232

Other Assets:
      Cash                                                  84               80
      Inventory                                             27               27
      Prepaid Expenses                                       6               11
      Deferred Lease Incentive                               0               40
      Other Assets                                          15               14
                                                      --------        ---------
                                                           132              172
                                                      --------        ---------
TOTAL ASSETS                                          $    403        $     404
                                                      ========        =========


LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
      Mortgage Payable                                  $1,344           $1,348
      Accounts Payable and
        Accrued Expenses                                   181              178
      Deposits                                              33               33
                                                      --------        ---------
TOTAL LIABILITIES                                        1,558            1,559

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                          149              149
      Paid-in capital                                    1,126            1,126
       (Deficit)                                        (2,430)          (2,430)
                                                      --------        ---------
      TOTAL SHAREHOLDERS' (DEFICIENCY)                  (1,155)          (1,155)
                                                      --------        ---------
                                                      $    403        $     404
                                                      ========        =========




The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                    THREE MONTHS ENDED JULY 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             JULY 31,
                                              ----------------------------------
                                                   1997                1996
                                              --------------       -------------


REVENUES:
      Rental                                  $           46       $          43
      Net Sales                                           11                  14
      Interest and other                                   7                  32
                                              --------------       -------------

TOTAL REVENUES                                            64                  89
                                              --------------       -------------

EXPENSES:
      Rental and Administration                           40                  38
      Cost of Sales                                        1                   5
      Interest Expense                                    21                  23
                                              --------------       -------------

TOTAL EXPENSES                                            62                  66
                                              --------------       -------------

      Net Income (Loss)                       $            2       $          23
                                              ==============       =============


EARNINGS PER COMMON SHARE:                    $           NM       $         .01
                                              ==============       =============


Shares used in computing earnings
      per share                                    2,982,662           2,982,662
                                              ==============       =============




The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31,1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           JULY 31,
                                              ---------------------------------
                                                  1997                 1996
                                              ------------         ------------

OPERATING ACTIVITIES:
Net Income (Loss)                             $          2         $         23
Depreciation and amortization                            7                    7
Realized gain on sale of fixed assets                    0                  (27)
Changes in operating
   assets and liabilities -
      Receivables                                        0                    0
      Inventories                                       (6)                   6
      Prepaid expenses                                  (1)                 (46)
      Accounts payable                                  18                   14
      Accrued expenses                                   4                   20
      Tenants deposits                                   0                    1
                                              ------------         ------------

NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES                              24                   (2)

FINANCING ACTIVITIES:
Reduction of long-term debt                            (19)                 (17)
                                              ------------         ------------

NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                                  5                  (19)
                                              ------------         ------------

INVESTMENT ACTIVITIES:
Proceeds from property, plant and
   equipment sales                                       0                   27
                                              ------------         ------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      5                    8

Cash and Cash Equivalents as of
   of April 30, 1997 and 1996                           80                  130
                                              ------------         ------------
Cash and Cash Equivalents as of
   of July 31, 1997 and 1996                  $         85         $        138
                                              ============         ============




The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997
                                   (UNAUDITED)
                          -----------------------------

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1997, and April 30, 1997, and the results of operations and cash flows for the three month periods ended July 31, 1997 and 1996.

Balance sheet information as of April 30, 1997, is derived from the audited balance sheet as of April 30, 1997 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three months ended July 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

All footnotes and disclosures required under generally accepted accounting principles are not shown in this report.

See the Company's notes to financial statements contained in its Annual Report on Form 10-K, for the year ended April 30, 1997, for disclosure of significant accounting policies and pertinent disclosures.

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

NOTE 3 - INVENTORIES

The inventories at July 31, 1997 and at April 30, 1997 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at July 31, 1997 and April 30, 1997 were as follows:

                                         JULY 31,    APRIL 30,
          (Thousands of dollars)           1997        1997
                                        ----------   ---------

          Raw Materials                 $    0       $    0
          Work in process                    0            0
          Finished goods                    27           27
                                        ----------   ---------
                                        $   27       $   27
                                        ==========   =========

NOTE 4 - INCOME TAXES

The Company has net operating loss carry forwards of approximately $2,431,000 which will expire at various dates through 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

For the first quarter ended July 31, 1997, the Company had rental income of $46,000, compared with rental income of $43,000 for the same period in 1996. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $40,000 in the first quarter of 1997, compared to $38,000 in 1996.

During the first quarter of 1997, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the first quarter of 1997 were $11,000 (with cost of goods sold of $1,000), compared to sales of $14,000 in 1996 (and cost of goods sold of $5,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $5,000 during the first three months of the 1997 fiscal year compared with an increase of $8,000 during the first three months of fiscal year 1996. The increase in cash in 1997 was primarily due to increased rental income. As of July 31, 1997, the Company's cash position was approximately $85,000.

The Company's working capital remains extremely limited. The Company intends to generate cash flow by leasing its building and continuing hardware sales. The Company believes that its working capital needs over the next twelve months will include repairs to a portion of the Building's roof, routine maintenance of its building, and alterations to the interior of the building to accommodate new tenants. The Company believes that it has enough cash to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to lease the remainder of its building at attractive rates.

CURRENT OPERATIONS

The Company has modified its business plan. Under the new plan, the Company now operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building. The Company has entered into a five-year lease, which commenced in January 1995, which provides for the rental of an estimated 24,000 square feet for approximately $10,000 per month. In December 1997, the Company executed a new lease agreement for an additional tenant. This will provide an additional $6,550 per month of income commencing in March 1998. The amount of the leased space is approximately 18,800 square feet. The term of this lease is for a period of three years. The Company also has an existing short-term lease for a smaller portion of the Building which provides for revenue of $3,978 per month. This lease is currently scheduled for expiration in June 1998, although it may be further extended based on negotiations between the parties.

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

ITEM 6.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER INDUSTRIES, INC.
                                        -----------------------------
                                             (Registrant)

Date: April 30, 1998                        /S/ ANGELO NAPOLITANO
                                        -----------------------------
                                                Angelo Napolitano
                                       Chairman of the Board of Directors
                                            Chief Executive Officer
                                          Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT                 DESCRIPTION
-------                 -----------
 27.1              Financial Data Schedule