Form 10QSB
period 1997-10-31
MILLER INDUSTRIES INC
filed 1998-05-07
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1997 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                OCTOBER 31, 1997


                                      INDEX

                                                                       PAGE NO.
                                                                       --------

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheets -
         October 31, 1997 and April 30, 1997............................. 3

         Statements of Operations and (Deficit) -
         Three Months Ended October 31, 1997 and 1996.................... 4
         Six Months Ended October 31, 1997 and 1996...................... 5

         Statements of Cash Flows -
         Six Months Ended October 31, 1997 and 1996...................... 6

         Notes to Financial Statements................................... 7

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 9

PART II: OTHER INFORMATION

Items 1 to 6............................................................ 12

Signatures.............................................................. 14

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                    AS OF OCTOBER 31, 1997 AND APRIL 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                    OCTOBER 31,      APRIL 30,
                                                       1997            1997
                                                    -----------      ---------

ASSETS
Investment Property:
   Land                                             $       161      $     161
   Building and Improvements                                781            749
   Furniture and Fixtures                                    11             11
   Tenant Improvements                                       39              0
   Machinery and Equipment                                   22             22
                                                    -----------      ---------
                                                          1,014            943

   Less Accumulated Depreciation                           (710)          (711)
                                                    -----------      ---------
                                                            304            232
Other Assets:
   Cash                                                     125             80
   Inventory                                                 22             27
   Prepaid Expenses                                           2             11
   Deferred Lease Incentive                                   0             40
   Other Assets                                              15             14
                                                    -----------      ---------
                                                            164            172
                                                    -----------      ---------
TOTAL ASSETS                                        $       468      $     404
                                                    ===========      =========

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
   Mortgage Payable                                      $1,439         $1,348
   Accounts Payable and
     Accrued Expenses                                       169            178
   Deposits                                                  33             33
                                                    -----------      ---------
TOTAL LIABILITIES                                         1,641          1,559

Shareholders' (Deficiency):
   Preferred stock
      $10 par, 250,000 shares authorized;
       none issued and outstanding,
   Common stock - $.05 par, 5,000,000
      shares authorized, 2,982,662 shares
      issued and outstanding                                149            149
   Paid-in capital                                        1,126          1,126
     (Deficit)                                           (2,448)        (2,430)
                                                    -----------      ---------
TOTAL SHAREHOLDERS' (DEFICIENCY)                         (1,173)        (1,155)
                                                    -----------      ---------
                                                    $       468      $     404
                                                    ===========      =========


The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  THREE MONTHS ENDED OCTOBER 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          OCTOBER 31,
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------


REVENUES:
   Rental                                        $         43     $         47
   Net Sales                                                8                9
   Interest and other                                       7                8
                                                 ------------     ------------

TOTAL REVENUES                                             58               64
                                                 ------------     ------------

EXPENSES:
   Rental and Administration                               39               46
   Cost of Sales                                            7                3
   Interest Expense                                        32               23
                                                 ------------     ------------

TOTAL EXPENSES                                             78               72
                                                 ------------     ------------

(Loss)                                                    (20)              (8)

   Net (Loss)                                    $        (20)    $         (8)
                                                 ============     ============

EARNINGS PER COMMON SHARE:                       $       (.01)    $       (.01)
                                                 ============     ============

Shares used in computing earnings
   per share                                        2,982,662        2,982,662
                                                 ============     ============



The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                   SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                          OCTOBER 31,
                                               ------------------------------
                                                   1997               1996
                                               ------------      ------------

REVENUES:
   Rental                                      $         89      $         89
   Net Sales                                             19                24
   Interest and other                                    14                40
                                               ------------      ------------

TOTAL REVENUES                                          122               153

EXPENSES:
   Rental and Administration                             79                84
   Cost of Sales                                          7                 8
   Interest Expense                                      53                46
                                               ------------      ------------

TOTAL EXPENSES                                          139               138

(Loss) Continuing Operations                            (17)               15

Net Income (Loss)                              $        (17)     $         15
                                               ============      ============

EARNINGS PER COMMON SHARE:                     $       (.01)     $        .01
                                               ============      ============

Shares used in computing earnings
   per share                                      2,982,662         2,982,662
                                               ============      ============




The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                          OCTOBER 31,
                                                ------------------------------
                                                    1997              1996
                                                ------------      ------------

OPERATING ACTIVITIES:
Net Income (Loss)                               $        (17)     $         15
Depreciation and amortization                              7                 7
Realized gain on sale of fixed assets                      1               (27)
Changes in operating
   assets and liabilities -
      Receivables                                          0                 0
      Inventories                                         (8)                3
      Prepaid expenses                                     0                 1
      Accounts payable                                   (12)               53
      Accrued expenses                                    (6)              (56)
      Tenants deposits                                     0                 0
                                                ------------      ------------

NET CASH PROVIDED (USED)
   BY OPERATING ACTIVITIES                               (35)               (4)
                                                ------------      ------------

FINANCING ACTIVITIES:
Increase (reduction) of
   long-term debt                                         79               (14)
                                                ------------      ------------

INVESTMENT ACTIVITIES:
Proceeds from property, plant and
   equipment sales                                         1                27
                                                ------------      ------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                       45                 9
                                                ------------      ------------

Cash and Cash Equivalents as of
   of April 30, 1997 and 1996                             80               130
                                                ------------      ------------
Cash and Cash Equivalents as of
   of October 31, 1997 and 1996                 $        125      $        139
              === ====     ====                 ============      ============




The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1997
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1997, and April 30, 1997, and the results of operations and cash flows for the three and six month periods ended October 31, 1997 and 1996.

Balance sheet information as of April 30, 1997, is derived from the audited balance sheet as of April 30, 1997 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three and six months ended October 31, 1997 and 1996, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORIES

The inventories at October 31, 1997 and at April 30, 1997 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at October 31, 1997 and April 30, 1997 were as follows:

                                        OCTOBER 31,  APRIL 30,
          (Thousands of dollars)           1997         1997
                                        ----------   ---------
          Raw Materials                 $    0      $    0
          Work in process                    0           0
          Finished goods                    22          27
                                        ----------   ---------
                                        $   22       $  27
                                        ==========   =========

NOTE 4 - INCOME TAXES

The Company has net operating loss carry forwards of approximately $2,431,000 which will expire at various dates through 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

For the second quarter ended October 31, 1997, the Company had rental income of $43,000, compared with rental income of $47,000 for the same period in 1996. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease the balance of the space in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $39,000 in the second quarter of 1997, compared to $46,000 in 1996.

During the second quarter of 1997, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate the equipment and product lines for the Company's former business. Sales in the second quarter of 1997 were $8,000 (with cost of goods sold of $7,000), compared to sales of $9,000 in 1996 (and cost of goods sold of $3,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $45,000 during the first six months of the 1997 fiscal year compared with an increase of $9,000 during the first six months of fiscal year 1996. The increase in cash in 1997 was primarily due to proceeds from an increase in the Company's mortgage loan. As of October 31, 1997, the Company's cash position was approximately $125,000.

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

CURRENT OPERATIONS

The Company has modified its business plan. Under the new plan, the Company now operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building. The Company has entered into a five-year lease, which commenced in January 1995, which provides for the rental of an estimated 24,000 square feet for approximately $10,000 per month. In December 1997, the Company executed a new lease agreement for an additional tenant. This will provide an additional $6,550 per month of income commencing in March 1998. The amount of this new leased space is approximately 18,800 square feet. The term of this lease is for a period of three years. The Company also has an existing short-term lease for a smaller portion of the Building which provides for revenue of $3,978 per month. This lease is currently scheduled for expiration in June 1998, although it may be further extended based on negotiations between the parties.

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

ITEM 6.  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1997.

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

27.1                                  Financial Data Schedule