Form 10QSB
period 1998-01-31
MILLER INDUSTRIES INC
filed 1998-10-13
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1998 or

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

Yes [ ]       No [X]

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of September 1, 1998 is 2,982,662 shares.

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                JANUARY 31, 1998

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  Balance Sheets -
                  January 31, 1998 and April 30, 1997....................... 3

                  Statements of Operations and (Deficit) -
                  Three Months Ended January 31, 1998 and 1997.............. 4
                  Nine Months Ended January 31, 1998 and 1997............... 5

                  Statements of Cash Flows -
                  Nine Months Ended January 31, 1998 and 1997............... 6

                  Notes to Financial Statements............................. 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  9

PART II: OTHER INFORMATION

Items 1 to 6............................................................... 11

Signatures................................................................. 12

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                    AS OF JANUARY 31, 1998 AND APRIL 30, 1997
                             (DOLLARS IN THOUSANDS)

                                                      JANUARY 31,             APRIL 30,
                                                         1998                    1997
                                                      -----------             ---------
ASSETS
Investment Property:
      Land                                             $  161                   $  161
      Building and Improvements                           846                      749
      Furniture and Fixtures                               11                       11
      Tenant Improvements                                  40                        0
      Machinery and Equipment                              22                       22
                                                       ------                   ------
                                                        1,080                      943
      Less:  Accumulated Depreciation                    (711)                    (711)
                                                       ------                   ------
                                                          369                      232
Other Assets:
      Cash                                                 70                       80
      Inventory                                            22                       27
      Prepaid Expenses                                     13                       11
      Deferred Lease Incentive                              0                       40
      Other Assets                                         16                       14
                                                       ------                   ------
                                                          121                      172
                                                       ------                   ------
TOTAL ASSETS                                           $  490                   $  404
                                                       ======                   ======
LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
      Mortgage Payable                                 $1,437                   $1,348
      Accounts Payable and
        Accrued Expenses                                  196                      178
      Deposits                                             47                       33
                                                       ------                   ------
TOTAL LIABILITIES                                       1,680                    1,559

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                         149                      149
      Paid-in capital                                   1,127                    1,126
       (Deficit)                                       (2,466)                  (2,430)
                                                       ------                   ------
TOTAL SHAREHOLDERS' (DEFICIENCY)                       (1,190)                  (1,155)
                                                       ------                   ------
                                                       $  490                   $  404
                                                       ======                   ======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  THREE MONTHS ENDED JANUARY 31, 1998 AND 1997
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                             JANUARY 31,
                                               ------------------------------------
                                                  1998                       1997
                                               ---------                  ---------
REVENUES:
      Rental                                   $      50                  $      45
      Net Sales                                       12                          9
      Interest and other                               9                          5
                                               ---------                  ---------
TOTAL REVENUES                                        71                         59
                                               ---------                  ---------
EXPENSES:
      Rental and Administration                       57                         44
      Cost of Sales                                    0                          2
      Interest Expense                                32                         43
                                               ---------                  ---------
TOTAL EXPENSES                                        89                         89
                                               ---------                  ---------

Net (Loss)                                     $     (18)                 $     (30)
                                               =========                  =========

EARNINGS PER COMMON SHARE:                     $    (.01)                 $    (.01)
                                               =========                  =========
Shares used in computing earnings
      per share                                2,982,662                  2,982,662
                                               =========                  =========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                   NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                  JANUARY 31,
                                                 ------------------------------------------
                                                   1998                             1997
                                                 ---------                        ---------
REVENUES:
      Rental                                    $      140                       $      134
      Net Sales                                         31                               32
      Interest and other                                22                               46
                                                 ---------                        ---------
TOTAL REVENUES                                         193                              212
                                                 ---------                        ---------
EXPENSES:
      Rental and Administration                        136                              128
      Cost of Sales                                      7                               10
      Interest Expense                                  85                               89
                                                 ---------                        ---------
TOTAL EXPENSES                                         228                              227
                                                 ---------                        ---------
Net Income (Loss)                                $     (35)                      $      (15)
                                                 =========                       ==========

EARNINGS PER COMMON SHARE:                       $    (.01)                      $     (.01)
                                                 =========                       ==========
Shares used in computing earnings
      per share                                  2,982,662                        2,982,662
                                                 =========                       ==========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997
                (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                 JANUARY 31,
                                                   --------------------------------------
                                                     1998                           1997
                                                   --------                       -------
OPERATING ACTIVITIES:
Net Income (Loss)                                  $    (35)                      $   (16)
Depreciation and amortization                            10                            14
Realized gain on sale of fixed assets                    (2)                           (7)
Changes in operating
      assets and liabilities -
           Receivables                                   (9)                            0
           Inventories                                    0                            (9)
           Prepaid expenses                             (36)                            0
           Accounts payable                             (10)                           15
           Accrued expenses                             (14)                           (9)
           Tenants deposits                               0                             0
                                                   --------                       -------
NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                           (96)                          (12)
                                                   --------                       -------
FINANCING ACTIVITIES:
Increase (reduction) of
      long-term debt                                     83                           (16)
                                                   --------                       -------
NET CASH PROVIDED (USED)
      BY FINANCING ACTIVITIES                           (13)                          (28)
                                                   --------                       -------
INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales                                     2                             7
                                                   --------                       -------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                  (11)                          (21)
                                                   --------                       -------
Cash and Cash Equivalents as of
      of April 30, 1998 and 1997                         80                           130
                                                   --------                       -------
Cash and Cash Equivalents as of
      of January 31, 1998 and 1997                 $     69                       $   109
                                                   ========                       =======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1998 and April 30, 1997, and the results of operations and cash flows for the three and nine month periods ended January 31, 1998 and 1997.

Balance sheet information as of April 30, 1997, is derived from the audited balance sheet as of April 30, 1997 contained in the Company's Annual Report on Form 10-K.

The results of operations for the three and nine months ended January 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

All footnotes and disclosures required under generally accepted accounting principles are not shown in this report.

See the Company's notes to financial statements contained in its Annual Report on Form 10-K, for the year ended April 30, 1997, for disclosure of significant accounting policies and pertinent disclosures.

NOTE 2 - OPERATIONS

During its 1992 fiscal year, the Company discontinued its Mildoor sliding glass door and window operations. These activities comprised the Company's only business unit. However, effective September 15, 1994, the Company refinanced its mortgage debt, which allowed the Company to continue to operate in a new type of business. This consisted of leasing its building to third parties. Consequently, the results of the Company's operations for fiscal 1998 and 1997 are shown as continuing operations. Prior year results have been reclassified from discontinued operations to continuing operations.

NOTE 3 - INVENTORIES

The inventories at January 31, 1998 and at April 30, 1997 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at January 31, 1998 and April 30, 1997 were as follows:

                                        JANUARY 31,  APRIL 30,
          (Thousands of dollars)           1998         1997
                                        ----------   ---------
          Raw Materials                 $        0   $       0
          Work in process                        0           0
          Finished goods                        22          27
                                        ----------   ---------
                                        $       22   $      27
                                        ==========   =========

NOTE 4 - INCOME TAXES

The Company has net operating loss carry forwards of approximately $2,431,000 which will expire at various dates through 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

For the third quarter ended January 31, 1998, the Company had rental income of $50,000, compared with rental income of $45,000 for the same period in 1997. During these periods, less than half of the Company's warehouse was leased. The Company needs to lease a greater portion of its warehouse in order to achieve positive cash flow from operations. Rental income was offset by rental and administrative expense of $57,000 in the third quarter of 1998, compared to $44,000 in 1997.

During the third quarter of 1998, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. The Company also continued to liquidate certain equipment formerly utilized by its window business. Sales in the third quarter of 1998 were $12,000 (with cost of goods sold of $0), compared to sales of $8,000 in 1997 (and cost of goods sold of $7,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash decreased by $11,000 during the first nine months of the 1998 fiscal year compared with a decrease of $21,000 during the first nine months of fiscal year 1997. The decrease in cash in the 1998 fiscal year was primarily due to operating losses and cash utilized to improve the Company's building. The decrease was offset in part by $83,000 in net additional borrowings. As of January 31, 1998, the Company's cash position was approximately $69,000.

The Company's working capital remains extremely limited. The Company intends to generate cash flow by leasing its building and continuing hardware sales. The Company believes that its working capital needs over the next twelve months will include routine maintenance of its building and alterations to the interior of the building to accommodate new tenants. The Company believes that it has enough cash to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to lease the remainder of its building at attractive rates.

CURRENT OPERATIONS

At the present time, the Company's principal business activity is the leasing of its building. The Company has leased approximately a substantial portion of the building to a total of three (3) tenants as follows:

         The Company has entered into a five-year lease expiring in January 2000, which provides for the rental of approximately 24,000 square feet for approximately $10,000 per month.

         The Company has entered into a three-year lease expiring in December 2000, which provides for the rental of approximately 18,800 square feet for $6,550 per month.

         The Company has also entered into a short-term lease for a smaller portion of the building which provides for revenue of $4,000 per month. This lease has expired and the tenant continues to occupy the space on a month to month.

The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's new mortgage loan, real estate taxes and insurance. The Company believes that it will be able to generate positive cash flow from operations if it is able to find additional tenants for the building. However, at the present time, the Company does not receive enough in lease payments to cover its expenses.

The Company's business plan also contemplates the acquisition of additional income-producing properties. The Company hopes to acquire such properties through a combination of financing from third parties and issuance of the Company's equity securities.

The Company's business plan is subject to uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.

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

ITEM 6.   (a) EXHIBITS

                27    Financial Data Schedule

          (b) REPORTS ON FORM 8-K

          No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MILLER INDUSTRIES, INC.
                                                   (Registrant)

Date: September 30, 1998                        /S/ ANGELO NAPOLITANO
                                            ------------------------------
                                            Angelo Napolitano
                                            Chairman of the Board of Directors
                                            Chief Executive Officer
                                            Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

  27        Financial Data Schedule