Form 10KSB40
period 1998-04-30
MILLER INDUSTRIES INC
filed 1998-12-01
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended April 30, 1998

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to _______________

                           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

        FLORIDA                                                    59-0996356
-------------------------------                                -----------------
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                          COMMON STOCK, $.05 PAR VALUE
                          ----------------------------
                               (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                           Yes _______        No  ___X___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $233,050.

As of September 11, 1998, the registrant had 2,982,662 outstanding shares of common stock $.05 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of September 11, 1998) was approximately $18,500.

                                     PART I

ITEM  1. BUSINESS

GENERAL

         MILLER INDUSTRIES, INC. (the "Company") was incorporated under the laws of the State of Florida on January 21, 1963. The administrative offices of the Company are located at 16295 N.W. 13th Avenue, Miami, Florida 33169, and its telephone number is (305) 621-0501.

         The Company's principal business is the ownership and management of a 98,000 square feet warehouse located in Miami, Florida. See Item 2. Properties. As of the date of this report, the Company had not yet leased enough of its warehouse to generate positive cash flow from operations. The Company also intends to acquire other income-generating properties to add to the Company's portfolio. The Company's current President, Angelo Napolitano, has extensive experience in the real estate industry, and believes that he can provide the Company with the expertise to locate, acquire and manage attractive properties. The Company hopes to finance the acquisition of properties through a combination of debt from third parties (including outside lenders and seller financing) and issuance of equity securities.

EMPLOYEES

         The Company had no employees during the 1998 and 1997 fiscal years.

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

FINANCING

         At April 30, 1998, the building was subject to an outstanding first mortgage in favor of NationsBank with a balance of approximately $1,430,000. Under the current terms of the loan, the Company is obligated to make monthly payments of principal and interest of $13,285 (based on a 19-year amortization schedule). The loan is due in full on September 16, 1999.

         Angelo Napolitano, the Company's Chairman of the Board, has currently guaranteed $800,000 of the new loan balance. The guaranty will be reduced to $400,000 once the Company stabilizes its tenant occupancy for ninety (90) consecutive days, which has not yet occurred.

LEASING ACTIVITIES

         The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $3.75 per square foot to approximately $5.00 per square foot and the occupancy rate in the area is approximately 90%.

         The Company has leased approximately 44% of the building to their tenants as follows:

         The Company has leased 24,000 square feet of the building under a 5-year lease which commenced in January 1995. This lease provides for rent of $10,000 per month, plus increases based on changes in the consumer price index.

         The Company has leased 18,500 square feet under a three year lease commencing in 1997. This lease provides for rent of $6,550 per month.

         Total rental income for fiscal 1998 was approximately $187,000.

INSURANCE, DEPRECIATION  AND TAXES

         The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 1997 were approximately $31,500.

BUSINESS PLAN

         The Company's current business plan is to make strategic investments in commercial real estate. At the present time, the Company has not developed any specific investment policy with regard to its proposed real estate activities. Accordingly, the Company has not established any limitations in the percentage of assets which may be invested in any one investment or type of investments. The Company generally intends to seek real estate assets for income-generation purposes rather than capital gains. The Company has not developed any particular criteria for the types of real estate in which it may invest. Accordingly, the Company may invest in office and apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. The Company believes that any such acquisitions will occur in South Florida. The Company hopes to finance the acquisition of properties through a combination of financing from third parties, financing from the seller and issuance of equity securities of the Company. The Company may also invest in real estate through partnerships or other similar vehicles. There can be no assurance that any of these plans will be realized

ITEM 3.  LEGAL PROCEEDINGS

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

         In 1988, a settlement was negotiated between the EPA and certain PRPs including the Company which resulted in a settlement of the EPA claim. The PRPs subsequently negotiated a settlement among themselves in which the Company agreed to pay $50,000 of the anticipated clean up costs. The Company's insurance carrier at the time of the alleged violations agreed to pay $45,000 of this amount in return for a release from any future additional claims.

         In January 1993, it was determined that additional funds would be required to complete the clean up of the Gold Coast Oil site. The Company received an assessment of $10,000 for this obligation and has included such amount in accrued expenses in the accompanying balance sheets.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is currently traded on the over-the-counter market.

The range of the high and low bid quotations for each quarter of the past two
(2) fiscal years is as follows:


                              CLOSING BID                      CLOSING ASK

1997                       HIGH              LOW          HIGH           LOW
----                       ----              ---          ----           ---

MAY 1
THRU                       .02              .02           .06            .06
JULY 31

AUG. 1
THRU                       .02              .01           .06            .05
OCT. 31

NOV. 3
THRU                       .01              .01           .05            .05
JAN. 30, 1998

1998
----
FEB. 2
THRU                       .01              .01           .05             .05
APR. 30

MAY 1996 - APRIL 1997(1)                                 HIGH            LOW
-----------------------                                 ------          ------

First Quarter                                           $ .060           $ .020
Second Quarter                                          $ .060           $ .020
Third Quarter                                           $ .060           $ .020
Fourth Quarter                                          $ .060           $ .020
-----------------------

(1) Over-the-counter prices do not reflect retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.
         Prices for fiscal years 1997 and 1998 were provided by National
         Quotation Bureau, Inc.

         As of September 21, 1998, there were 490 holders of record of the Company's common stock.

         The Company has not paid any cash dividends during the last three fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

         For fiscal year 1998, the Company had rental income of $187,000, compared with rental income of $180,000 in 1997. During 1997 and 1998, less than half of the Company's warehouse was leased except for the last fiscal quarter of 1998. The Company needs to lease the balance of this space in order to achieve positive cash flow from operations. Rental income was offset by rental expense of $126,000 in 1998 compared to $125,000 in 1997.

         During 1998, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly manufactured by the Company. Net sales in 1998 were $42,000 (with cost of goods sold of $16,000), compared to sales of $42,000 in 1997 (and cost of goods sold of $15,000).

         During 1997, the Company liquidated the remaining product lines for the Company's former business. It also continues to sell equipment for which there was no longer any use.

         The Company's administration expenses were $90,000 in 1998, compared to $69,000 in 1997. The increase was due to building repairs and maintenance and associated costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash decreased by $46,700 during fiscal year 1998 compared with a decrease of approximately $49,000 during fiscal year 1997. The decrease in 1998 in cash was primarily due to the loss from operations and expenditures for completion of roofing replacement and building repairs on the Company's warehouse. The decrease in cash was partially offset by $150,000 in additional borrowing in 1998, consisting of a $100,000 increase in the Company's mortgage loan and $50,000 received from the Company's principal shareholder. As of April 30, 1998, the Company's cash position was approximately $34,000.

         The Company's working capital remains extremely limited. The Company believes that its working capital needs over the next twelve months will consist of funding operating losses, routine maintenance of its building, and alterations to the interior of the building to accommodate new tenants. The Company believes that its existing cash reserves, and funds available from third parties, will allow the Company to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to lease the remainder of its building at attractive rates.

CURRENT OPERATIONS

         The Company operates as a real estate investment and management company. The Company currently has two tenants for its existing building and is seeking to obtain additional commercial tenants.

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

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, if not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company relies on certain vendors to provide it with the requisite computer support, and such vendors expect to resolve their Year 2000 issues before the fourth quarter of 1999. Therefore, the financial impact to the Company to ensure Year 2000 compliance has not been and is not anticipated to be material to the Company.

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

         ANGELO NAPOLITANO, age 62, has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director of Sunshine State Industrial Park Authority, the property owners' association for the industrial park in which the Company's building is located.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's directors have filed reports on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in 1998 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                  FISCAL                               STOCK
NAME AND POSITION                 YEAR           SALARY(1)            OPTIONS
-----------------                 ------         ---------            --------

Angelo Napolitano,                1998           $ 36,000                 -
Chief Executive Officer           1997           $ 37,500                 -
                                  1996           $ 36,250                 -

----------
(1)   Includes management fees paid to Harnap Corp., a company controlled by Mr.
      Napolitano, and director fees paid to Mr. Napolitano.

MANAGEMENT AGREEMENT

         In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board. At the close of the current fiscal year, accrued management fees totaled $101,000. No fees have been paid since June 1995.

COMPENSATION OF DIRECTORS

         Each director receives a fee of $250 for attendance at each meeting of the Board of Directors. Directors also receive $450 per day for any special assignments which they undertake at the Board's request. Directors are also reimbursed for out-of-pocket expenses which they incur while performing activities on behalf of the Company.

         The total amount paid to directors during the 1998 fiscal year was $0.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

To the knowledge of management, as of August 1, 1998, the only person who beneficially owned 5% or more of the common stock of the Company was as follows:


                                                AMOUNT
NAME AND ADDRESS OF                       BENEFICIALLY OWNED         PERCENT OF
 BENEFICIAL OWNER                        AS OF AUGUST 1, 1998          CLASS
-------------------                      --------------------         ----------
Angelo Napolitano                             1,131,256(1)              37.9%
1521 N.W. 165th Street
Miami, FL 33169


(1) Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano.


         The shares of common stock beneficially owned by each director and by all the executive officers and directors of the Company as a group as of August 1, 1998 were as follows:


     NAME OF                         AMOUNT BENEFICIALLY             PERCENT OF
  BENEFICIAL OWNER                          OWNED (1)                  CLASS
------------------                   -------------------             ----------

Directors and Officers                     1,131,256                    38.8%
as a Group (consisting
of one person)

Angelo Napolitano                          1,131,256(2)                 37.9%(2)


(1) Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2) With respect to Mr. Napolitano's shares, see Note (1) to the preceding table.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a brokerage agreement with Napolitano Realty Corporation ("NRC") with respect to the lease of the Company's building. The President of NRC is the son of Mr. Angelo Napolitano, the Company's President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the

Company. During fiscal 1998, commissions in the amount of $3,800 were paid to NRC for rental income generated by the short term leases of portions of the building. In addition, NRC will receive commissions of $18,000, payable at the rate of $3,600 per year, for a 5-year lease which commenced in January 1995. Payment of these commissions has been delayed by mutual agreement until the Company's cash position improves. Accordingly, the Company's accrued expenses include $14,400 representing the unpaid balance.

         In March 1998, Mr. Angelo Napolitano, the Company's President and Chairman, loaned the Company $50,000, payable on demand. The note bears interest at the rate of prime plus 1%, payable quarterly.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 10-KSB
                                                                       PAGE NO.
         (a) Financial Statements
             Report of Independent Certified Public

             Accountants.......................................................

             Balance Sheets As of April 30, 1998 and 1997......................

             Statements of Operations and (Deficit) for
             Years ended April 30, 1998 and 1997...............................

             Statements of Changes in Shareholders (Deficiency)
             for Years ended April 30, 1998 and 1997...........................

             Statements of Cash Flows for Years ended
             April 30, 1998 and 1997...........................................

             Notes to Financial Statements.....................................

         (b) Financial Statement Schedules
             (Years ended April 30, 1998 and 1997)

             Schedule V. Property, Plant and Equipment.........................

             Schedule VI. Reserves for Depreciation of
             Property, Plant, and Equipment....................................

             Schedule VIII.  Valuation and Qualifying
             Accounts and Reserves.............................................

             Schedule X.  Supplementary Income

             Statement Information.............................................

             All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

         (c)  Exhibits                                               SEQUENTIAL
                                                                    PAGE NUMBER
                                                                    ------------
              3. (A) Articles of Incorporation                         (Note 1)
                 (B) Articles of Amendment                             (Note 2)
                 (C) By-laws                                           (Note 1)
                 (D) Amendment to By-laws --
                     Indemnification                                   (Note 1)
                 (E) Amendment to By-laws --
                     Control Share Acquisitions                        (Note 5)

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
                     InterContinental Bank                             (Note 6)
                (H)  Amended and Restated Promissory
                     Note to NationsBank, N.A. (South)                 (Note 7)

                (I)  Promissory Note to Angelo Napolitano                 30

             27. Financial Data Schedule                                  33

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

         Note   6. Incorporated by reference from the Form 10-K with the
                   Commission for the fiscal year ended April 30, 1994.

         Note   7. Incorporated by reference from the Form 10-K with the
                   Commission for the fiscal year ended April 30, 1997.

               (d) Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended April 30, 1998.

                             MILLER INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                             APRIL 30, 1998 AND 1997

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Miller Industries, Inc.
Miami, Florida

We have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 1998 and 1997, and the related statements of operations, shareholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




Miami, Florida
June 23, 1998



                             MILLER INDUSTRIES, INC.

                                 Balance Sheets

                             April 30, 1998 and 1997

                                   A S S E T S

                                                  1998                  1997
                                              ---------              --------
Investment Property:
   Land                                      $   161,443            $  161,443
   Building and improvements                     894,501               749,118
   Machinery and equipment                        11,106                22,211
   Furniture and fixtures                         10,251                10,451
                                             -----------            ----------
                                               1,077,301               943,223
   Less:  Accumulated depreciation              (716,965)             (710,471)
                                             -----------            ----------
                                                 360,336               232,752

Other Assets:
   Cash                                           33,634                80,334
   Inventories                                    16,000                27,000
   Prepaid expenses and other ass                  9,956                11,000
   Deferred lease incentive                       24,854                39,475
   Loan costs, less accumulated
   amortization of $22,245 and $16,178
   in 1998 and 1997, respectively                  9,226                14,155
                                             -----------            ----------
                                                  93,670                71,964
                                             -----------            ----------
                                             $   454,006            $  404,716
                                             -----------            ----------



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
   Mortgage note payable                       $1,429,475          $ 1,348,851
   Shareholder loan payable                        50,000                    -
   Accounts payable and accrued expenses          208,578              177,726
   Tenant security deposits                        48,951               33,247
                                               ----------          -----------
     Total Liabilities                          1,737,004            1,559,824
                                               ----------          -----------
Shareholders' Deficiency:
   Common stock - $.05 par, 5,000,000 shares
   authorized; 2,982,662 shares issued
   and outstanding                                149,133              149,133
   Paid-in capital                              1,126,507            1,126,507
   Deficit                                     (2,558,638)          (2,430,748)
                                               ----------           ----------

      Total Shareholders' Deficiency           (1,282,998)          (1,155,108)
                                               ----------          -----------

                                               $  454,006          $   404,716
                                               ==========          ===========

The accompanying notes are an integral part of these financial statements.



                             MILLER INDUSTRIES, INC.

                            Statements of Operations

                       Years Ended April 30, 1998 and 1997

                                                   1998                  1997
                                                ----------            ----------
Revenues:
   Rental                                        $ 186,998            $ 179,653
   Net hardware sales                               41,826               42,341
   Sale of product lines                                 -               20,000
   Gain on sale of equipment and other income        4,226               13,496
   Settlement of environmental clean-up
   contingent liability                                                  38,010
                                                 ---------            ---------

      Total Revenues                               233,050              293,500
                                                 ---------            ---------

Expenses:
   Rental                                          126,229              125,014
   Cost of hardware sales                           16,133               14,598
   Administrative                                   90,334               69,095
   Interest                                        128,244              130,833
                                                 ---------            ---------

      Total Expenses                               360,940              339,540
                                                 ---------            ---------

Net Loss                                         $(127,890)           $ (46,040)
                                                 =========            =========
Net Loss per Share                               $    (.04)           $    (.02)
                                                 =========            =========


The accompanying notes are an integral part of these financial statements.


                             MILLER INDUSTRIES, INC.

                     Statements of Shareholders' Deficiency

                       Years Ended April 30, 1998 and 1997


                                  COMMON STOCK
                                  -------------
                                                        Additional
                                   SHARES                PAID-IN
                                   ISSUED     AMOUNT     CAPITAL     (DEFICIT)
                                 --------    -------    ----------    ---------


Balance at April 30, 1996       2,982,662    $149,133  $1,126,507   $(2,384,708)

Net Loss - 1977                         -          -            -       (46,040)
                                ---------    --------  ----------   -----------

Balance at April 30, 1997       2,982,662    $149,133   1,126,507    (2,430,748)

Net Loss - 1998                         _          _            -      (127,890)
                                ---------    --------  ----------   -----------

Balance at April 30, 1998       2,982,662    $149,133  $1,126,507   $(2,558,638)
                                =========    ========  ==========   ===========


The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.

                            Statements of Cash Flows

                       Years Ended April 30, 1998 and 1997

                                                         1998            1997
                                                       ---------       ---------

Cash Flows from Operating Activities:
   Net loss                                            $(127,890)      $(46,040)
   Adjustments to reconcile net loss to net cash
   used by operating activities -
     Gain on sale of product lines                             -        (20,000)
     Gain on sale of equipment                            (2,400)        (7,500)
   Depreciation                                           17,800         14,112
   Amortization                                           20,687         20,687
   Changes in operating assets and liabilities -
    Decrease (increase) in:
      Inventories                                         11,000         11,224
      Prepaid expenses                                     1,044         (1,714)
   Increase (decrease) in:
      Accounts payable and accrued                        30,852         10,229
      Tenant security deposits                            15,704            155
                                                       ---------       --------
Net Cash Used by Operating Activities                    (33,203)       (18,847)
                                                       ---------       --------
Cash Flows from Investing Activities:
   Acquisition of property and equipment                (145,383)       (40,631)
   Proceeds on sale of product lines                           -         20,000
   Proceeds on sale of equipment                           2,400          7,500
                                                       ---------       --------
Net Cash Used by Investing Activities                   (142,983)       (13,131)
                                                       ---------       --------
Cash Flows from Financing Activities:
   Payments on mortgage note payable                     (19,376)       (17,236)
   Proceeds from additional mortgage                     100,000              -
   Proceeds from shareholder loan                         50,000              -
   Closing costs                                          (1,138)             -
                                                       ---------       --------
Net Cash Provided (Used) by Financing Activities         129,486        (17,236)
                                                       ---------       --------
Decrease in Cash                                         (46,700)       (49,214)

Cash at Beginning of Year                                 80,334        129,548
                                                       ---------       --------
Cash at End of Year                                    $  33,634       $ 80,334
                                                       =========       ========
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the year for interest            $ 127,944       $130,833


The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.

                          Notes to Financial Statements

                       Years Ended April 30, 1998 and 1997

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

         INCOME TAXES - Deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, primarily depreciation, using enacted tax rates in effect. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

         NET LOSS PER SHARE - The net loss per share is calculated using the weighted average number of common shares and dilutive potential common stock outstanding during the year. The number of shares used in the per share computations were 2,982,662 at April 30, 1998 and 1997. The Company did not have any potential common stock at April 30, 1998 and 1997.

         RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosure of Information About Capital Structure" which are both effective for fiscal years beginning after December 15, 1997. SFAS No. 128 simplifies the current required calculation of earnings per share ("EPS") under APB No. 15, "Earnings per Share", by replacing the existing calculation of primary EPS with a basic EPS calculation. It requires a dual presentation for complex capital structures of basic and diluted EPS on the face of the income statement and requires a reconciliation of basic EPS factors to diluted EPS factors. SFAS No. 129 requires disclosure of the Company's capital structure.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.

         Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". SFAS No. 131 requires annual financial statements to disclose information about products and services, geographic areas, and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented.

         To the extent practicable the Company plans to adopt the above SFAS's and expects no material impact to the Company's financial reporting or presentation.

         YEAR 2000 - As of April 30, 1998, the management of the Company believes their system to be year 2000 compliant.

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

NOTE 3 - INCOME TAXES

         The Company has net operating loss carryforwards of approximately $2,559,000 which may provide future income tax benefits that expire through 2012.

         The deferred tax asset at April 30, 1998, consists of the following:

         Net operating loss carryforwards                               870,000
         Valuation allowance                                           (870,000)
                                                                      ---------
                                                                      $       -
                                                                      =========

         Since any tax benefit is dependent on future taxable earnings, the Company has not recognized such benefits for financial reporting purposes.

         A reconciliation of income tax at the statutory rate to the Company's effective rate for the year ended April 30, 1998, is as follows:

         Federal income tax at statutory rate                              34.0%
         State income tax, net of Federal tax benefit                       3.6
         Benefit of net operating loss carryforward                       (37.6)
                                                                      ---------
         Income tax expense                                                  - %
                                                                      =========
                                      -23-

NOTE 4 - MORTGAGE NOTE PAYABLE

         The Company has a $1,400,000 loan from a bank which bears interest at the Citibank prime rate plus 1/2% (9.00% at April 30, 1998) and may be adjusted annually. During fiscal year 1998, the Company borrowed an additional $100,000. Principal and interest are payable monthly based on a nineteen year amortization schedule. The remaining outstanding balance is payable in full in September 1999. The loan is secured by a first lien on the Company's building. At April 30, 1998, $1,429,425 was outstanding under this loan agreement.

         The Company's Chairman of the Board, Angelo Napolitano, guaranteed $800,000 of the loan. The guaranty will be reduced to $400,000 once the Company stabilizes its tenant occupancy for ninety consecutive days. This stabilization has not yet been achieved.

         Future maturities of the mortgage note payable are as follows:

              YEAR ENDING
              APRIL 30,
              ---------
              1999                                        $    35,768
              Thereafter                                    1,393,707
                                                          -----------
                                                          $ 1,429,475
                                                          -----------


NOTE 5 - NOTE PAYABLE - CHAIRMAN OF THE BOARD

         During March 1998, the Company executed a $50,000 demand promissory note with the Company's Chairman of the Board. Interest on the unpaid principal balance is payable quarterly at prime plus 1% (9 1/2% at April 30, 1998).

NOTE 6 - RENTAL INCOME

         The Company leases portions of its warehouse space to unrelated third parties for various short-term lease periods. Total rental income under these leases for fiscal 1998 and 1997 was approximately $187,000 and $180,000, respectively. Two of the Company's tenants accounted for approximately 94% and 97% of total rental income in 1998 and 1997, respectively.

         Future minimum rental income under these non-cancelable leases, excluding cost of living adjustments, is summarized as follows:

              YEAR ENDING
              APRIL 30,
              -----------
              1999                                          $ 207,000
              2000                                            109,000
              2001                                             65,000
                                                            ---------
                                                            $ 381,000

NOTE 7 - RELATED PARTY TRANSACTIONS

         MANAGEMENT FEES - The Company pays a monthly management fee of $3,000 to Harnap Corp., a corporation related to the Company's Chairman of the Board. Total management fees under this agreement were $33,500 and $37,500 for 1998 and 1997, respectively of which approximately $101,000 and $65,000 is included in accounts payable in the accompanying balance sheet in 1998 and 1997, respectively.

         COMMISSION CONTRACT - On November 1, 1990, the Company entered into a real estate listing agreement with Napolitano Realty Corporation ("NRC") for the purpose of marketing the Company's former manufacturing facility for lease or sale. The President of NRC is the son of the Company's Chairman of the Board. The agreement provides for the payment of a commission to NRC in the event that the building is leased or sold as the result of services rendered by NRC. During fiscal years 1998 and 1997, $9,000 and $5,800, respectively, of fees were paid under this agreement. In January 1995, NRC executed a five year lease on a portion of the building and became entitled to commissions of $3,600 per year for a period of five years. Commissions in the amount of $14,400 have not been paid as of April 30, 1998. Consequently, this amount is included in accrued expenses on the 1998 balance sheet. The contract is on-going on a month-to-month basis.

NOTE 8 - CONTINGENCIES

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 28 day of October, 1998.

                                            MILLER INDUSTRIES, INC.

                                            /s/ ANGELO  NAPOLITANO
                                                ---------------------
                                            By: Angelo Napolitano, President
                                                and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28 day of October, 1998.

SIGNATURE                                   TITLE

/s/ ANGELO NAPOLITANO                      President, Chief Executive
----------------------                     Officer, and Director
Angelo Napolitano                          (Principal Executive Officer)
                                           (Principal Financial Officer)
                                           (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT                                                             DESCRIPTION
-------                                                             -----------


10.I - Promissory Note to Angelo Napolitano

27  -  Financial Data Schedule