Form 10QSB
period 1998-07-31
MILLER INDUSTRIES INC
filed 2000-05-15
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1998 or

         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

         Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                                     59-0996356
-------------------------------                     -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
              -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
                    ----------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                     ---------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____     No   X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of March 15, 2000 is 2,982,662 shares.

                             MILLER INDUSTRIES, INC.
                             -----------------------
                                   FORM 10-QSB
                                  JULY 31, 1998

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -
           July 31, 1998 and April 30, 1998................................ 3

           Statements of Operations and (Deficit) -
           Three Months Ended July 31, 1998 and 1997....................... 4

           Statements of Cash Flows -
           Three Months Ended July 31, 1998 and 1997....................... 5

           Notes to Financial Statements................................... 6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 8

PART II: OTHER INFORMATION

Items 1 to 6.............................................................. 10

Signatures................................................................ 11

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                     AS OF JULY 31, 1998 AND APRIL 30, 1998
                             (Dollars in Thousands)
                        ---------------------------------

                                                     July 31,          April 30,
                                                       1998              1998
                                                     --------          ------
ASSETS
------
Investment Property:
      Land                                           $  161            $   161
      Building and Improvements                         896                896
      Furniture and Fixtures                             11                 11
      Tenant Improvements                                25                 25
      Machinery and Equipment                            11                 11
                                                     ------            -------
                                                      1,104              1,104

      Less Accumulated Depreciation                    (717)              (717)
                                                     ------             ------
                                                        387                387

Other Assets:
      Cash                                               42                 33
      Inventory                                          16                 16
      Prepaid Expenses                                    6                  9
      Other Assets                                       10                  9
                                                     ------              -----
                                                         74                 69
                                                     ------              -----
TOTAL ASSETS                                         $  461             $  454
                                                     ======             ======

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)
-----------------------------
Liabilities:
      Mortgage Payable                               $1,422             $1,429
      Officer Loan                                       50                 50
      Accounts Payable and
        Accrued Expenses                                250                209
      Deposits                                           49                 49
                                                     ------             ------
TOTAL LIABILITIES                                     1,771              1,737

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                       149                149
      Paid-in capital                                 1,126              1,126
       (Deficit)                                     (2,536)            (2,559)
                                                     ------             ------
      TOTAL SHAREHOLDERS' (DEFICIENCY)               (1,261)            (1,283)
                                                     ------             ------
                                                     $  461             $  454
                                                     ======             ======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                    THREE MONTHS ENDED JULY 31, 1998 AND 1997
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)
                        ---------------------------------

                                                       Three Months Ended
                                                           July 31,
                                                  ---------------------------
                                                    1998               1997
                                                  ---------         ---------
REVENUES:
      Rental                                      $      64         $      46
      Net Sales                                           9                11
      Interest and other                                 10                 7
                                                  ---------         ---------
TOTAL REVENUES                                           83                64
                                                  ---------         ---------
EXPENSES:
      Rental and Administration                          38                40
      Cost of Sales                                       1                 1
      Interest Expense                                   22                21
                                                  ---------         ---------
TOTAL EXPENSES                                           61                62
                                                  ---------         ---------

      Net Income (Loss)                           $      22         $       2
                                                  =========         =========
EARNINGS PER COMMON SHARE:                        $     .01         $     .00
                                                  =========         =========
Shares used in computing earnings
      per share                                   2,982,662         2,982,662
                                                  =========         =========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 1998 AND 1997
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)
                           ---------------------------

                                                     Three Months Ended
                                                          July 31,
                                              ------------------------------
                                                 1998                 1997
                                              ---------             --------
OPERATING ACTIVITIES:
Net Income (Loss)                             $      22             $      2
Depreciation and amortization                         7                    7
Realized gain on sale of fixed assets                 0                    0
Changes in operating
      assets and liabilities -
           Receivables                                0                    0
           Inventories                              (11)                  (6)
           Prepaid expenses                          (4)                  (1)
           Accounts payable                           9                   18
           Accrued expenses                         (24)                   4
           Tenants deposits                          16                    0
                                              ---------             --------
NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                        15                   24

FINANCING ACTIVITIES:
Reduction of long-term debt                          (7)                 (19)
                                              ---------             --------
NET CASH PROVIDED (USED)
BY FINANCING ACTIVITIES                               8                    5
                                              ---------             --------
INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales                                 0                    0
                                              ---------             --------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                8                    5
                                              ---------             --------
Cash and Cash Equivalents as of
      of April 30, 1997 and 1996                     34                   80
                                              ---------             --------
Cash and Cash Equivalents as of
      of July 31, 1997 and 1996               $      42             $     85
                                              =========             ========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1998
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 31, 1998 and April 30, 1998 and the results of operations and cash flows for the three month periods ended July 31, 1998 and 1997.

Balance sheet information as of April 30, 1998, is derived from the audited balance sheet as of April 30, 1998 contained in the Company's Annual Report on Form 10-KSB.

The results of operations for the three months ended July 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

All footnotes and disclosures required under generally accepted accounting principles are not shown in this report.

See the Company's notes to financial statements contained in its Annual Report on Form 10-KSB, for the year ended April 30, 1998, for disclosure of significant accounting policies and pertinent disclosures.

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

NOTE 3 - INVENTORIES

The inventories at July 31, 1998 and at April 30, 1998 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at July 31, 1998 and April 30, 1998 were as follows:

                                                   July 31,            April 30,
          (Thousands of dollars)                     1998                1998
                                                  ----------           ---------
          Raw Materials                           $        0           $      0
          Work in process                                  0                  0
          Finished goods                                  16                 16
                                                  ----------           --------
                                                  $       16           $     16
                                                  ==========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

For the first quarter ended July 31, 1998, the Company had rental income of $64,000, compared with rental income of $46,000 for the same period in 1997. Rental income was offset by rental and administrative expense of $38,000 in the first quarter of 1998, compared to $40,000 in 1997.

During the first quarter of 1998, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the first quarter of 1998 were $9,000 (with cost of goods sold of $1,000), compared to sales of $11,000 in 1997 (and cost of goods sold of $1,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $8,000 during the first three months of the 1998 fiscal year compared with an increase of $5,000 during the first three months of fiscal year 1997. The increase in cash in 1998 was primarily due to increased rental income. As of July 31, 1998, the Company's cash position was approximately $42,000.

The Company's working capital remains extremely limited. The Company intends to generate cash flow by leasing its building and continuing hardware sales. The Company believes that its working capital needs over the next twelve months will consist of routine maintenance of its building, and alterations to the interior of the building to accommodate new tenants. The Company believes that it has enough cash to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to lease the remainder of its building at attractive rates.

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

The Company's business plan is subject to significant uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

SEABOARD CHEMICAL CORPORATION

         Since September of 1991, the Company has been involved in the clean-up of a hazardous waste site located in Jamestown, North Carolina. The first phase of this work was completed in early 1994. Shortly after that time, the Company joined a new group which was to begin work on the groundwater clean-up of this site ("Phase II"). To date, the Company has only been required to provide minimal amounts for the financing of this operation. Therefore, no accrual has been made for this situation since it now appears that no large assessment will be made on the Company for future operations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A - Exhibits

    27.1 - Financial Data Schedule

B - Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MILLER INDUSTRIES, INC.
                                                   -----------------------
                                                         (Registrant)

Date: May 12, 2000                                 /S/ ANGELO NAPOLITANO
                                                   -----------------------
                                                       Angelo Napolitano
                                              Chairman of the Board of Directors
                                                    Chief Executive Officer
                                                  Principal Financial Officer

EXHIBIT INDEX

EXHIBIT        DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule