Form 10QSB
period 1998-10-31
MILLER INDUSTRIES INC
filed 2000-05-15
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1998 or

         [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

         Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             FLORIDA                                           59-0996356
-------------------------------                            ------------------
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

                                 NOT APPLICABLE
                    ----------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

                             MILLER INDUSTRIES, INC.
                             -----------------------
                                   FORM 10-QSB
                                OCTOBER 31, 1998

                                      INDEX
                                      -----

                                                                 PAGE NO.
                                                                 --------
PART I:    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Balance Sheets -
           October 31, 1998 and April 30, 1998......................... 3

           Statements of Operations and (Deficit) -
           Three Months Ended October 31, 1998 and 1997................ 4
           Six Months Ended October 31, 1998 and 1997.................. 5

           Statements of Cash Flows -
           Six Months Ended October 31, 1998 and 1997.................. 6

           Notes to Financial Statements............................... 7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................... 9 & 10

PART II: OTHER INFORMATION

Items 1 to 3.......................................................... 11

Signatures............................................................ 12

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                    AS OF OCTOBER 31, 1998 AND APRIL 30, 1996
                             (DOLLARS IN THOUSANDS)
                        ---------------------------------

                                                    October 31,      April 30,
                                                       1998            1996
                                                    -----------      ---------
ASSETS
Investment Property:
      Land                                             $  161          $  161
      Building and Improvements                           896             896
      Furniture and Fixtures                               10              11
      Tenant Improvements                                  25              25
      Machinery and Equipment                              11              11
                                                       ------          ------
                                                        1,103           1,104

      Less Accumulated Depreciation                      (717)           (717)
                                                       ------          -------
                                                          386             387
Other Assets:
      Cash                                                 80              33
      Inventory                                            13              16
      Prepaid Expenses                                      3               9
      Other Assets                                         10               9
                                                       ------           -----
                                                          106              67
                                                       ------           -----
TOTAL ASSETS                                           $  492          $  454
                                                       ======          ======

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)
-----------------------------
Liabilities:
      Mortgage Payable Officer's Loan                  $1,415          $1,429
      ----------------
      Accounts Payable and                                 50              50
        Accrued Expenses                                  214             209
      Deposits                                             56              49
                                                       ------          ------
TOTAL LIABILITIES                                       1,735           1,737

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                         149             149
      Paid-in capital                                   1,126           1,126
       (Deficit)                                       (2,559)         (2,559)
                                                       ------          ------
TOTAL SHAREHOLDERS' (DEFICIENCY)                       (1,242)         (1,283)
                                                       ------          ------
                                                       $  468          $  454
                                                       ======          ======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)
                        ---------------------------------

                                                     Three Months Ended
                                                         October 31,
                                               ------------------------------
                                                  1998                 1997
                                               ----------           ---------
REVENUES:
      Rental                                    $      83           $      43
      Net Sales                                         8                   8
      Interest and other                               11                   7
                                                ---------           ---------
TOTAL REVENUES                                        102                  58
                                                ---------           ---------
EXPENSES:
      Rental and Administration                        42                  39
      Cost of Sales                                     6                   7
      Interest Expense                                 34                  32
                                                ---------           ---------
TOTAL EXPENSES                                         82                  78
                                                ---------           ---------

(Loss) Continuing Operations                           20                 (20)

      Net (Loss)                                $      20           $     (20)
                                                =========           =========
EARNINGS PER COMMON SHARE:                      $     .01           $    (.01)
                                                =========           =========
Shares used in computing earnings
      per share                                 2,982,662           2,982,662
                                                =========           =========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                   SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)
                        ---------------------------------

                                                      Six Months Ended
                                                         October 31,
                                               ----------------------------
                                                  1998               1997
                                               ---------          ---------

REVENUES:
      Rental                                   $     146          $      89
      Net Sales                                       17                 19
      Interest and other                              22                 14
                                               ---------          ---------
TOTAL REVENUES                                       185                122
                                               ---------          ---------
EXPENSES:
      Rental and Administration                       82                 79
      Cost of Sales                                    6                  7
      Interest Expense                                56                 53
                                               ---------          ---------
TOTAL EXPENSES                                       144                139

(Loss) Continuing Operations                          41                (17)

Net Income (Loss)                              $      41          $     (17)
                                               =========          =========
EARNINGS PER COMMON SHARE:                     $     .01          $    (.01)
                                               =========          =========
Shares used in computing earnings
      per share                                2,982,662          2,982,662
                                               =========          =========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1998 AND 1997
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)
                         ------------------------------

                                                   Six Months Ended
                                                      October 31,
                                             ----------------------------
                                                1998               1997
                                             ---------           --------
OPERATING ACTIVITIES:
Net Income (Loss)                            $      41           $    (17)
Depreciation and amortization                        7
Realized gain on sale of fixed assets                0                  1
Changes in operating
      assets and liabilities -
           Receivables                               0                  0
           Inventories                              (3)                (8)
           Prepaid expenses                         (7)                 0
           Accounts payable                         26                (12)
           Accrued expenses                         (4)                (6)
           Tenants deposits                         (7)                 0
                                             ---------           --------

NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES                       53                (35)
                                             ---------           --------
FINANCING ACTIVITIES:
Increase (reduction) of
      long-term debt                                (7)                79
                                             ---------           --------
INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales                                0                  1
                                             ---------           --------
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                              46                 45
                                             ---------           --------
Cash and Cash Equivalents as of
      of April 30, 1998 and 1997                    34                 80
                                             ---------           --------
Cash and Cash Equivalents as of
      of October 31, 1998 and 1997           $      80           $    125
                                             =========           ========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                   (UNAUDITED)
                         ------------------------------

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 1998, and April 30, 1998, and the results of operations and cash flows for the three and six month periods ended October 31, 1998 and 1997.

Balance sheet information as of April 30, 1998, is derived from the audited balance sheet as of April 30, 1998 contained in the Company's Annual Report on Form 10-KSB.

The results of operations for the three and six months ended October 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - INVENTORIES

The inventories at October 31, 1998 and at April 30, 1998 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at October 31, 1998 and April 30, 1998 were as follows:

                                                     October 31,       April 30,
                  (Thousands of dollars)                 1998            1998
                                                     -----------       ---------
                  Raw Materials                        $     0           $    0
                  Work in process                            0                0
                  Finished goods                            13               16
                                                       -------           ------
                                                       $    13           $   16
                                                       =======           ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

For the second quarter ended October 31, 1998, the Company had rental income of $83,000, compared with rental income of $43,000 for the same period in 1997. Rental income was offset by rental and administrative expense of $42,000 in the second quarter of 1998, compared to $39,000 in 1997.

During the second quarter of 1998, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the second quarter of 1998 were $7,800 (with cost of goods sold of $6,000), compared to sales of $8,000 in 1997 (and cost of goods sold of $7,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $47,000 during the first six months of the 1998 fiscal year compared with an increase of $45,000 during the first six months of fiscal year 1997. The increase in cash in 1998 was primarily due to increased rental income. As of October 31, 1998, the Company's cash position was approximately $80,000.

The Company's working capital remains extremely limited. The Company intends to generate cash flow by leasing its building and continuing hardware sales. The Company believes that its working capital needs over the next twelve months will include routine maintenance of its building, and alterations to the interior of the building to accommodate new tenants. The Company believes that it has enough cash to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to lease the remainder of its building at attractive rates.

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

Seaboard had operated the Site in Jamestown, North Carolina for the storage, treatment and disposal of hazardous waste materials for the period from 1976 to 1989. Operations at the Site ceased in 1989 when Seaboard declared bankruptcy. Beginning in 1990, the bankruptcy trustee for Seaboard attempted to close the Site in accordance with the terms of the Resource Conservation and Recovery Act ("RCRA"). However, insufficient funds were available to allow the trustee to complete this work. As a result, the Federal Environmental Protection Agency (the "EPA") and the DEHNR advised the trustee that if the clean up work were not completed, either one or both of the agencies would complete the work and would sue the responsible parties to recover the costs involved. To avoid the possibility of this lawsuit, in October 1991, the Company entered into an agreement with other responsible parties to form a group to complete the Site clean up work. Over the next two years, the necessary steps were taken to complete the clean up of the surface contamination of the Site. In 1994, the Company joined a group to complete the groundwater clean up ("Phase II"). Phase II was to begin as soon as a satisfactory plan was approved by the concerned authorities. To date, the Company has been required to expend only a minimal amount on this matter.

ITEM 3.           EXHIBITS AND REPORTS ON FORM 8-K

A - Exhibits

    27.1 - Financial Data Schedule

B - Reports on Form 8-K

                  No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1998.

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