Form 10QSB
period 1999-01-31
MILLER INDUSTRIES INC
filed 2000-05-15
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 1999 or

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to _______________

         Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
                   -------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            FLORIDA                                              59-0996356
        ----------------                                        ------------
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

                                 NOT APPLICABLE
                  --------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]    No [X]

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of March 15, 2000, is 2,982,662 shares.

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                JANUARY 31, 1999

                                      INDEX
                                                                        PAGE NO.

PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Balance Sheets -
            January 31, 1999 and April 30, 1998.............................. 3

            Statements of Operations and (Deficit) -
            Three Months Ended January 31, 1999 and 1998..................... 4
            Nine Months Ended January 31, 1999 and 1998...................... 5

            Statements of Cash Flows -
            Nine Months Ended January 31, 1999 and 1998...................... 6

            Notes to Financial Statements.................................... 7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................. 9

PART II:    OTHER INFORMATION

Items 1 and 2................................................................ 11

Signatures................................................................... 12

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                    AS OF JANUARY 31, 1999 AND APRIL 30, 1998
                             (DOLLARS IN THOUSANDS)

                                               January 31,   April 30,
                                                   1999         1998
                                                 -------      -------
ASSETS
Investment Property:
      Land                                       $   161      $   161
      Building and Improvements                      898          896
      Furniture and Fixtures                          10           11
      Tenant Improvements                             25           25
      Machinery and Equipment                         11           11
                                                 -------      -------
                                                   1,105        1,104

      Less:  Accumulated Depreciation               (717)        (717)
                                                 -------      -------
                                                     388          387
Other Assets:
      Cash                                            89           33
      Inventory                                       13           16
      Prepaid Expenses                                13            9
      Other Assets                                    10            9
                                                 -------      -------
                                                     125           67
                                                 -------      -------
TOTAL ASSETS                                     $   513      $   454
                                                 =======      =======

LIABILITIES AND SHAREHOLDERS'
 (DEFICIENCY)

Liabilities:
      Mortgage Payable                           $ 1,407      $ 1,429
      Officer's Loan                                  50           50
      Accounts Payable and
        Accrued Expenses                             240          209
      Deposits                                        51           49
                                                 -------      -------
TOTAL LIABILITIES                                  1,748        1,737

Shareholders' (Deficiency):
      Preferred stock
           $10 par, 250,000 shares authorized;
            none issued and outstanding,
      Common stock - $.05 par, 5,000,000
           shares authorized, 2,982,662 shares
           issued and outstanding                    149          149
      Paid-in capital                              1,126        1,126
       (Deficit)                                  (2,559)      (2,559)
                                                 -------      -------
TOTAL SHAREHOLDERS' (DEFICIENCY)                  (1,235)      (1,283)
                                                 -------      -------
                                                 $   513      $   464
                                                 =======      =======

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998
                (Dollars in Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                        Three Months Ended
                                            January 31,
                                    --------------------------
                                        1999           1998
                                    -----------    -----------
REVENUES:

      Rental                        $        71    $        50
      Net Sales                               6             12
      Interest and other                     10              9
                                    -----------    -----------
TOTAL REVENUES                               87             71
                                    -----------    -----------
EXPENSES:
      Rental and Administration              46             57
      Cost of Sales                           0              0
      Interest Expense                       34             32
                                    -----------    -----------
TOTAL EXPENSES                               80             89
                                    -----------    -----------

Net (Loss)                          $         7    $       (18)
                                    ===========    ===========

EARNINGS PER COMMON SHARE:          $      (.01)   $      (.01)
                                    ===========    ===========
Shares used in computing earnings
      per share                       2,982,662      2,982,662
                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                     STATEMENTS OF OPERATIONS AND (DEFICIT)
                  NINE MONTHS ENDED JANUARY 31, 1999 AND 1998
                (Dollars in Thousands Except Per Share Amounts)
                                  (UNAUDITED)

                                       Nine Months Ended
                                           January 31,
                                    -------------------------
                                        1999          1998
                                    -----------   -----------

REVENUES:
      Rental                        $       217   $       140
      Net Sales                              23            31
      Interest and other                     32            22
                                    -----------   -----------

TOTAL REVENUES                              272           193
                                    -----------   -----------
EXPENSES:
      Rental and Administration             128           136
      Cost of Sales                           6             7
      Interest Expense                       90            85
                                    -----------   -----------

TOTAL EXPENSES                              224           228
                                    -----------   -----------

Net Income (Loss)                   $        48   $       (35)
                                    ===========   ===========

EARNINGS PER COMMON SHARE:          $       .01   $      (.01)
                                    ===========   ===========

Shares used in computing earnings
      per share                       2,982,662     2,982,662
                                    ===========   ===========

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JANUARY 31, 1999 AND 1998
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)

                                       Nine Months Ended
                                           January 31,
                                        ---------------
                                        1999       1998
                                        ----       ----

OPERATING ACTIVITIES:
Net Income (Loss)                       $  7       $(35)
Depreciation and amortization             10         10
Realized gain on sale of fixed assets      0         (2)
Changes in operating
      assets and liabilities -
           Receivables                     0          0
           Inventories                    (3)        (9)
           Prepaid expenses                4        (36)
           Accounts payable                2        (10)
           Accrued expenses               55        (14)
           Tenants deposits                2          0
                                        ----       ----
NET CASH PROVIDED (USED)
      BY OPERATING ACTIVITIES             77        (96)
                                        ----       ----
FINANCING ACTIVITIES:
Increase (reduction) of
      long-term debt                     (22)        83
                                        ----       ----
NET CASH PROVIDED (USED)
      BY FINANCING ACTIVITIES             55        (13)
                                        ----       ----
INVESTMENT ACTIVITIES:
Proceeds from property, plant and
      equipment sales                      0          2
                                        ----       ----
INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                    55        (11)
                                        ----       ----
Cash and Cash Equivalents as of
      of April 30, 1999 and 1998          34         80
                                        ----       ----
Cash and Cash Equivalents as of
      of January 31, 1999 and 1998      $ 89       $ 69
                                        ====       ====

The accompanying notes are an integral part of these financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1997
                                   (UNAUDITED)

NOTE 1 - GENERAL

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 1999 and April 30, 1998, and the results of operations and cash flows for the three and nine month periods ended January 31, 1999 and 1998.

Balance sheet information as of April 30, 1998, is derived from the audited balance sheet as of April 30, 1998 contained in the Company's Annual Report on Form 10-KSB.

The results of operations for the three and nine months ended January 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

All footnotes and disclosures required under generally accepted accounting principles are not shown in this report.

See the Company's notes to financial statements contained in its Annual Report on Form 10-KSB, for the year ended April 30, 1998, for disclosure of significant accounting policies and pertinent disclosures.

NOTE 2 - OPERATIONS

During its 1992 fiscal year, the Company discontinued its Mildoor sliding glass door and window operations. These activities comprised the Company's only business unit. However, effective September 15, 1994, the Company refinanced its mortgage debt, which allowed the Company to continue to operate in a new type of business. This consisted of leasing its building to third parties. Consequently, the results of the Company's operations for fiscal 1999 and 1998 are shown as continuing operations. Prior year results have been reclassified from discontinued operations to continuing operations.

NOTE 3 - INVENTORIES

The inventories at January 31, 1999 and at April 30, 1998 are valued at the lower of cost (first in, first out method) or market.

Inventories, by classification, at January 31, 1999 and April 30, 1998 were as follows:

                                     January 31,  April 30,
         (Thousands of dollars)         1999        1998
                                        ----        ----
                                        ----        ----
         Raw Materials                   $ 0         $ 0
         Work in process                   0           0
         Finished goods                   13          16
                                        ----        ----
                                         $13         $16
                                        ====        ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

For the third quarter ended January 31, 1999, the Company had rental income of $71,000, compared with rental income of $50,000 for the same period in 1998. Rental income was offset by rental and administrative expense of $46,000 in the third quarter of 1999, compared to $57,000 in 1998.

During the third quarter of 1998, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the third quarter of 1999 were $7,000 (with cost of goods sold of $0), compared to sales of $12,000 in 1998 (and cost of goods sold of $0).

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash increased by $55,000 during the first nine months of the 1999 fiscal year compared with a decrease of $11,000 during the first nine months of fiscal year 1998. The increase in cash in the 1999 fiscal year was primarily due to rental income. As of January 31, 1999, the Company's cash position was approximately $89,000.

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

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

SEABOARD CHEMICAL CORPORATION

Since September 1991, the Company has been involved in the clean-up of a hazardous waste site located in Jamestown, North Carolina. The first phase of this work was completed in early 1994. Shortly after that, the Company joined a new group which was to begin work on the groundwater clean-up of this site ("Phase II"). To date, the Company has only been required to provide minimal amounts for the financing of this operation. Therefore, no accrual has been made for this situation since it now appears that no large assessment will be made on the Company for future operations.

ITEM 2. EXHIBITS AND REPORTS ON FORM 8-K

        A. Exhibits

           27.1    Financial Data Schedule

        B. Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended January 31, 1999.

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

                                              MILLER INDUSTRIES, INC.
                                         ----------------------------------
                                                    (Registrant)


Date: May 12, 2000                             /S/ ANGELO NAPOLITANO
                                         ----------------------------------
                                                  Angelo Napolitano
                                         Chairman of the Board of Directors
                                               Chief Executive Officer
                                             Principal Financial Officer

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------
 27.1              Financial Data Schedule