Form 10KSB40
period 1999-04-30
MILLER INDUSTRIES INC
filed 2000-05-15
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended April 30, 1999

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from __________ to _______________

                           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
    ------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

              FLORIDA                                  59-0996356
------------------------------------     -----------------------------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

                   16295 N.W. 13TH AVE., MIAMI, FLORIDA 33169
    ------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
    ------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.05 PAR VALUE
    ------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                 Yes [ ]  No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $307,130.

As of March 15, 2000, the registrant had 2,982,662 outstanding shares of common stock $.05 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of March 15,
2000) was approximately $64,799.

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

EMPLOYEES

         The Company had no employees during the 1999 and 1998 fiscal years.

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

FINANCING

         At April 30, 1999, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,400,000. In October 1999, the Company refinanced the loans with the proceeds of a new first mortgage loan of $1,800,000 obtained from another commercial bank. The new loan accrues interest at prime less 1/2% and is payable in 120 monthly installments of $13,600, with a balloon payment of $1,445,000 due October 2009. The loan is secured by the Company's land and building and a personal guarantee of the Company's chairman.

LEASING ACTIVITIES

         The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $3.75 per square foot to approximately $5.00 per square foot and the occupancy rate in the area is approximately 85%.

         The Company has leased approximately 80% of the building, as follows:

         /bullet/ The Company has leased 24,000 square feet of the building under a 3-year lease which commenced in January 2000. This lease provides for rent of $11,700 per month, plus increases based on changes in the consumer price index.

         /bullet/ The Company has leased 18,500 square feet under a three year lease commencing in 1998. This lease provides for rent of $6,650 per month.

         /bullet/ The Company has leased 20,000 square feet through September 2000. This lease provides $7,000 per month in rental income.

INSURANCE, DEPRECIATION  AND TAXES

         The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 1998 were approximately $30,200.

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

         Seaboard had operated the site in Jamestown, North Carolina for the storage, treatment and disposal of hazardous waste materials for the period from 1976 to 1989. Operations at the site ceased in 1989 when Seaboard declared bankruptcy. Beginning in 1990, the bankruptcy trustee for Seaboard attempted to close the site in accordance with the terms of the Resource Conservation and Recovery Act ("RCRA"). However, insufficient funds were available to allow the trustee to complete this work. As a result, the Federal Environmental Protection Agency (the "EPA") and the DEHNR advised the trustee that if the clean up work were not completed, either one or both of the agencies would complete the work and would sue the responsible parties to recover the costs involved. To avoid the possibility of this lawsuit, in October 1991, the Company entered into an agreement with other responsible parties to form a group to complete the site clean up work. Over the next two years, the necessary steps were taken to complete the clean up of the surface contamination of the site. In 1994, the Company joined a group to complete the groundwater clean up ("Phase II"). Phase II was to begin as soon as a satisfactory plan was approved by the concerned authorities. To date, the Company has been required to expend only $575 on this matter. Therefore, no accrual has been made for further costs to this point. No determination of the estimated additional expenditures has been furnished to the group members.

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

The range of the high and low bid quotations for each quarter of the past two
(2) fiscal years is as follows:

                          CLOSING BID                     CLOSING ASK

     1997            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---
     MAY 1           $.02            $.02            $.06           $.06
      TO
    JULY 31

    AUG. 1            .02             .01             .06            .04
      TO
    OCT. 31

    NOV. 3            .01             .01             .05            .05
      TO
    JAN 30,
     1998

     1998

    FEB. 2            .01             .01             .05            .05
      TO
    APR. 30

                          CLOSING BID                     CLOSING ASK

     1998            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---
     MAY 1           $.07            $.02            $.10           $.05
      TO
    JULY 31

    AUG. 1            .07             .05             .10            .09
      TO
    OCT. 31

                          CLOSING BID                     CLOSING ASK

     1998            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---
    NOV. 1            .05             .03             .09            .07
      TO
    JAN 30,
     1999

     1999

    FEB. 1            .03             .03             .07             .07
      TO
    APR. 30

         As of March 15, 2000, there were 487 holders of record of the Company's common stock.

         The Company has not paid any cash dividends during the last three fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

         For fiscal year 1999, the Company had rental income of $276,000, compared with rental income of $187,000 in 1998. During 1999, approximately 80 % of the Company's warehouse was leased. Rental income was offset by rental expense of $140,000 in 1999 compared to $165,000 in 1998.

         During 1999, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly manufactured by the Company. Net sales in 1999 were $29,000 (with cost of goods sold of $13,000), compared to sales of $42,000 in 1998 (and cost of goods sold of $18,000).

         The Company's administration expenses were $39,000 in 1999, compared to $49,000 in 1998. The decrease was due to further reduction in operating costs and lower real estate taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash increased by $28,000 during fiscal year 1999 compared with a decrease of approximately $47,000 during fiscal year 1998. The increase in 1999 in cash was primarily due to additional rental income. As of April 30, 1999, the Company's cash position was approximately $61,000.

         At April 30, 1999, the Company's principal financing consisted of a $1,400,000 loan from a third party lender, secured by a lien on the Company's building. During October 1999, the Company refinanced the mortgage. The new loan amount totals $1,800,000 and bears interest at 1/2% below prime. It is payable $13,595 per month for 120 months, with a balloon payment October 2009 in the approximate amount of $1,445,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% ($900,000 at the closing date) of the mortgage balance. The Company utilized the excess proceeds from the loan to make additional improvements to the building, to increase its cash reserves and to repay a $50,000 loan from the Company's chairman.

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

CURRENT OPERATIONS

         The Company operates as a real estate investment and management company. The Company currently has four tenants for its existing building and is seeking to obtain additional commercial tenants.

         The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's mortgage loan, real estate taxes and insurance. The Company believes that it can generate positive cash flow from operations if it is able to find additional tenants for the building.

         The Company's business plan also contemplates the acquisition of additional income- producing properties. The Company hopes to acquire such properties through a combination of financing from third parties, seller financing and issuance of the Company's equity securities.

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

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, if not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The financial impact to the Company to ensure Year 2000 compliance, however, has not been and is not anticipated to be material to the Company. This is because the Company relies on certain vendors to provide it with the requisite computer support, and such vendors expect to resolve their Year 2000 issues before the fourth quarter of 1999.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

                                                    OFFICER            DIRECTOR
      NAME                 POSITION                  SINCE               SINCE
      ----                 --------                 -------            -------

Angelo Napolitano      President, Chief               1992               1988
                       Executive Officer,
                       and Chairman of the
                       Board of Directors

         Each director is elected for a period of one (1) year, or until his successor is duly elected by the shareholders. Officers serve at the will of the Board of Directors.

         ANGELO NAPOLITANO, age 64, has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners' association for the industrial park in which the Company's building is located.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's directors have filed reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in 1999 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                             FISCAL                              STOCK
NAME AND POSITION             YEAR               SALARY (1)      OPTIONS
-----------------            ------              ----------      -------

                              1999               $ 36,000           -
Angelo Napolitano,            1998               $ 36,000           -
Chief Executive Officer       1997               $ 37,500           -

------------------------

(1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

MANAGEMENT AGREEMENT

         In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board. At the close of the 1999 fiscal year, accrued management fees totaled $137,000. No fees have been paid since June 1995.

COMPENSATION OF DIRECTORS

         No amounts were paid to directors during the 1999 fiscal year for services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         To the knowledge of management, as of March 15, 2000, the only person who beneficially owned 5% or more of the common stock of the Company was as follows:

                                   AMOUNT
NAME AND ADDRESS OF          BENEFICIALLY OWNED         PERCENT OF
 BENEFICIAL OWNER           AS OF MARCH 15, 2000          CLASS
-------------------         --------------------        -------

Angelo Napolitano               1,131,256(1)              37.9%
1521 N.W. 165th Street
Miami, FL 33169

------------------------

(1) Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano.

         The shares of common stock beneficially owned by each director and by all the executive officers and directors of the Company as a group as of March 15, 2000 were as follows:

      NAME OF                   AMOUNT BENEFICIALLY          PERCENT OF
  BENEFICIAL OWNER                   OWNED (1)                  CLASS
  ----------------              -------------------          ----------

Directors and Officers                 1,131,256                37.9%
as a Group (consisting
of one person)

Angelo Napolitano                      1,131,256(2)             37.9%(2)

------------------------

(1) Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2) With respect to Mr. Napolitano's shares, see Note (1) to the preceding table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a brokerage agreement with Napolitano Realty Corporation ("NRC") with respect to the lease of the Company's building. The President of NRC is the son of Mr. Angelo Napolitano, the Company's President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. During fiscal 1999, commissions in the amount of $3,000 were paid to NRC for rental income generated by the short term leases of portions of the building. In addition, NRC will receive commissions of $18,000, payable at the rate of $3,600 per year, for a 5-year lease which commenced in January 1995. Payment of these commissions has been delayed by mutual agreement until the Company's cash position improves. Accordingly, the Company's accrued expenses include $18,000 representing the unpaid balance.

         In March 1998, Mr. Angelo Napolitano, the Company's President and Chairman, loaned the Company $50,000, payable on demand. The note bears interest at the rate of prime plus 1%, payable quarterly. This loan was repaid in the 2000 fiscal year.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

         (a)   Financial Statements

               Report of Independent Certified Public
               Accountants

               Balance Sheets As of April 30, 1999
               and 1998

               Statements of Operations and (Deficit) for Years ended April 30, 1999 and 1998

               Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 1999 and 1998

               Statements of Cash Flows for Years ended
               April 30, 1999 and 1998

               Notes to Financial Statements

         (b) All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

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

                       (E)     Option Agreement with
                               Angelo Napolitano                        (Note 5)
                       (F)     Settlement Agreement with
                               Granite                                  (Note 6)
                       (G)     Amended, Restated and Consolidated
                               Promissory Note dated October 13, 1999
                               made by Miller Industries, Inc. in favor of City National Bank of Florida

         27.1            Financial Data Schedule

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

         (d)             Reports on Form 8-K

                         There were no reports on Form 8-K for the three months ended April 30, 1999.

                             MILLER INDUSTRIES, INC.

                              FINANCIAL STATEMENTS

                             APRIL 30, 1999 AND 1998

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

         I have audited the accompanying balance sheet of Miller Industries, Inc. as of April 30, 1999, and the related statements of operations, shareholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Miller Industries, Inc. as of April 30, 1998 were audited by other auditors whose report dated June 23, 1998 expressed an unqualified opinion on those statements.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the 1999 financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                   /S/ LARRY WOLFE
                                                 -------------------------------
                                                 LARRY WOLFE
                                                 Certified Public Accountant

Miami, Florida
November 23, 1999


See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                                  BALANCE SHEET
                             APRIL 30, 1999 AND 1998

                                     ASSETS

                                                       1999             1998
                                                    -----------     -----------
INVESTMENT PROPERTY:
   Land                                             $   161,443     $   161,443
   Building and Improvements                            898,211         894,501
   Machinery and Equipment                               11,106          11,106
   Furniture and Fixtures                                10,251          10,251
                                                    -----------     -----------
         Total Cost                                 $ 1,081,011     $ 1,077,301
   Less:  Accumulated Depreciation                      734,921         716,965
                                                    -----------     -----------
         Net Book Value                             $   346,090     $   360,336
                                                    -----------     -----------

OTHER ASSETS:
   Cash                                             $    61,610     $    33,634
   Inventories                                            8,000          16,000
   Prepaid Expenses and Other Assets                      9,929           9,956
   Deferred Lease Incentive (Net of Accumulated
      Amortization - $62,867 in 1999 and $48,247
      in 1998)                                           10,234          24,854
   Loan Costs, Less Accumulated Amortization of
      $28,539 and $22,245 in 1999 and 1998,
      respectively                                        2,932           9,226
   Deferred Tax Assets                                       --              --
                                                    -----------     -----------
         Total Other Assets                         $    92,705     $    93,670
                                                    -----------     -----------

         TOTAL ASSETS                               $   438,795     $   454,006
                                                    ===========     ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

LIABILITIES:
   Mortgage and Notes Payable                       $ 1,456,526     $ 1,486,821
   Accounts Payable and Accrued Expenses                233,378         201,232
   Tenant Security Deposits                              51,100          48,951
                                                    -----------     -----------

         Total Liabilities                          $ 1,741,004     $ 1,737,004
                                                    -----------     -----------

SHAREHOLDERS' DEFICIENCY:
   Common Stock - $.05 par, 5,000,000 shares
      authorized; 2,982,662 shares issued and
      outstanding                                   $   149,133     $   149,133
   Paid-In Capital                                    1,126,507       1,126,507
   Deficit                                           (2,577,849)     (2,558,638)
                                                    -----------     -----------


         Total Shareholders' Deficiency             $(1,302,209)    $(1,282,998)
                                                    -----------     -----------
         TOTAL LIABILITIES AND
            SHAREHOLDERS' DEFICIENCY                $   438,795     $   454,006
                                                    ===========     ===========

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                       YEARS ENDED APRIL 30, 1999 AND 1998

                                                        1999          1998
                                                    -----------    -----------
REVENUES:
   Rental Income                                    $   275,938    $   186,998
   Hardware Sales (Net)                                  29,324         41,826
   Gain on Sale of Equipment and Other Income             1,868          4,226
                                                    -----------    -----------

         Total Revenues                             $   307,130    $   233,050
                                                    -----------    -----------

EXPENSES:
   Rental Expenses (Except Interest)                $   140,380    $   165,584
   Cost of Hardware Sales                                12,853         18,173
   Administrative                                        39,096         48,939
   Interest                                             134,012        128,244
                                                    -----------    -----------

         Total Expenses                             $   326,341    $   360,940
                                                    -----------    -----------

         Net (Loss) Before Tax Provision (Credit)   $   (19,211)   $  (127,890)

Provision for Income Tax (Credit)                            --             --
                                                    -----------    -----------

         Net (Loss)                                 $   (19,211)   $  (127,890)
                                                    ===========    ===========

Net (Loss) per Common Share                         $      (.01)   $      (.04)
                                                    ===========    ===========

Average Shares of Common Stock Outstanding            2,982,662      2,982,662
                                                    ===========    ===========




See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                       YEARS ENDED APRIL 30, 1999 AND 1998

                                                            1999        1998
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                               $ (19,211)  $(127,890)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used For) Operating Activities:
         Gain on Sale of Equipment                               --      (2,400)
         Depreciation                                        17,956      17,800
         Amortization                                        20,914      20,687
   Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Inventory                       8,000      11,000
       (Increase) Decrease in Prepaid Expenses and Other         27       1,044
       Increase (Decrease) in Accounts Payable and
          Accruals                                           32,146      30,852
       Increase (Decrease) in Tenant Security Deposits        2,149      15,704
                                                          ---------   ---------

Net Cash Provided by (Used in) Operating Activities       $  61,981   $ (33,203)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Property and Equipment                  $  (3,710)  $(145,383)
   Proceeds on Sale of Equipment                                 --       2,400
                                                          ---------   ---------

Net Cash (Used by) Investing Activities                   $  (3,710)  $(142,983)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments Under Borrowings                    $ (43,649)  $ (19,376)
   Proceeds from Borrowings                                  13,354     150,000
   Closing Costs                                                 --      (1,138)
                                                          ---------   ---------

Net Cash Provided (Used) by Financing Activities          $ (30,295)  $ 129,486
                                                          ---------   ---------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                            $  27,976   $ (46,700)

CASH AND CASH EQUIVALENTS
   at Beginning of Year                                      33,634      80,334
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS
   at End of Year                                         $  61,610   $  33,634
                                                          =========   =========

Additional Cash Flow Information:
   Cash Paid During the Year for Interest                 $ 134,263   $ 127,944
                                                          =========   =========


See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                       YEARS ENDED APRIL 30, 1999 AND 1998

                                  COMMON STOCK
                           ------------------------
                                                     ADDITIONAL
                             SHARES                    PAID-IN
                             ISSUED       AMOUNT       CAPITAL     (DEFICIT)
                           -----------  -----------  -----------  -----------

Balance at April 30, 1997    2,982,662  $   149,133  $ 1,126,507  $(2,430,748)

Net Loss - 1998                     --           --           --     (127,890)
                           -----------  -----------  -----------  -----------

Balance at April 30, 1998    2,982,662  $   149,133  $ 1,126,507  $(2,558,638)

Net Loss - 1999                     --           --           --      (19,211)
                           -----------  -----------  -----------  -----------

Balance at April 30, 1999    2,982,662  $   149,133  $ 1,126,507  $(2,577,849)
                           ===========  ===========  ===========  ===========




See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 1999 AND 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       NATURE OF BUSINESS -

         Miller Industries, Inc., a Florida corporation, currently and since August 1991, has been engaged in the ownership and management of 98,000 square feet of offices and warehouse located in Miami, Florida. During August 1991, the Company discontinued its operations of manufacturing of aluminum windows and doors pursuant to a plan of reorganization.

2.       INVENTORIES -

         Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following amounts:

                                                   1999           1998
                                                 -------        --------

         Finished Hardware                       $ 8,000        $ 16,000
                                                 =======        ========

3.       INVESTMENT PROPERTY -

         Investment property is carried at cost. The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

                  Building and Improvements                 10 to 30 years
                  Machinery and Equipment                   7 years
                  Furniture and Fixtures                    7 years

         Real property and equipment, with an original cost of approximately $719,000, have been fully depreciated at April 30, 1999.

4.       INTANGIBLES -

         Deferred lease incentive and loan costs are carried at cost. The Company amortizes these assets on a straight line basis over 5 years.

5.       INCOME TAXES -

         The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.


See Accompanying Notes to Financial Statements.

Miller Industries, Inc.
Notes to Financial Statements


6.       INCOME (LOSS) PER SHARE -

         Income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year.

7.       CASH -

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

8.       FINANCIAL INSTRUMENTS -

         The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

9.       CONCENTRATIONS OF CREDIT RISK -

         The Company is subject to credit risk arising from the concentration of its temporary cash investments. All of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating.

10.      REVENUE RECOGNITION -

         Rental income recognition is based upon the underlying lease provisions. Hardware sales are recognized upon shipment of goods to customers.

11.      ENVIRONMENTAL CLEANUP MATTERS -

         The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

12.      USE OF ESTIMATES -

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the financial statements. Changes in such estimates may affect amounts reported in future periods.

13.      RECLASSIFICATIONS -

         Certain prior year amounts have been reclassified to conform with the current year presentation.


See Accompanying Notes to Financial Statements.

Miller Industries, Inc.
Notes to Financial Statements

14.      IMPAIRMENT OF LONG-LIVED ASSETS -

         In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. Statement 121 requires that long-lived assets and certain intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement and determined that no impairment loss need be recognized at this time.

15.      RECENT PRONOUNCEMENTS IN ACCOUNTING STANDARDS -

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.

         Also in June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", and amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries". SFAS No. 131 requires annual financial statements to disclose information about products and services, geographic areas, and major customers based on a management approach, along with interim reports. The management approach requires disclosing financial and descriptive information about an enterprise's reportable operating segments based on reporting information the way management organizes the segments for making business decisions and assessing performance. It also eliminates the requirement to disclose additional information about subsidiaries that were not consolidated. This new management approach may result in more information being disclosed than presently practiced and require new interim information not previously presented.


See Accompanying Notes to Financial Statements.

Miller Industries, Inc.
Notes to Financial Statements

         To the extent practicable the Company plans to adopt the above SFAS's and expects no material impact to the Company's financial reporting or presentation.

NOTE B - MORTGAGE AND NOTES PAYABLE

         Principal balances outstanding and details of notes payable are summarized as follows:

1.       MORTGAGE PAYABLE -

         9% (1/2% above Citibank prime) note payable,
         collateralized by mortgage on land and
         building, along with the personal guaranty of
         the Company's Chairman of the Board in the
         amount of $800,000. The note is payable in
         monthly installments of $13,285 (including
         interest) with a final payment of
         approximately $1,385,174 due September 1999.
         See Note G Subsequent Events for the details
         of the refinancing of this mortgage payable                 $ 1,399,337

2.       STOCKHOLDER NOTE -

         9% (1% above prime) unsecured demand note
         payable to the Company's Chairman of the Board                   50,000

3.       INSURANCE PREMIUM NOTE PAYABLE -

         12 1/2% insurance premium financing, payable
         in monthly installments of $1,224 (including
         interest) through October 1999                                    7,189
                                                                     -----------

         Total Notes Payable                                         $ 1,456,526
                                                                     ===========

Payments of principal required on the foregoing debt are as follows (after taking into consideration the refinancing of the mortgage payable during October 1999 - Note G):

                FISCAL YEAR
                  ENDING
               -----------
                  2000                        $   92,089
                  2001                            38,174
                  2002                            41,755
                  2003                            45,671
                  2004                            49,956
                  Thereafter                   1,188,881
                                              ----------
                  Total                       $1,456,526
                                              ==========

         Land, buildings and improvements, and insurance policies with an approximate cost of $1,070,000 and an approximate net book value of $355,868 are pledged as collateral for these obligations.

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.
Notes to Financial Statements

NOTE C - INCOME TAXES

         The provision (credit) for income taxes consists of the following:

                                                           1999         1998
                                                       -----------   ----------

         Federal                                       $    (6,172)   $ (41,091)
         State                                              (1,057)      (7,034)
                                                       -----------   ----------
              Subtotal                                 $    (7,229)   $ (48,125)

         Less: Company tax benefits dependent upon
               future taxable earnings and not
               recognized at this time                       7,229       48,125
                                                       -----------   ----------

              Total                                    $       -0-   $      -0-
                                                       ===========   ==========

         Current                                       $       (70)  $  (39,641)
         Deferred                                           (7,159)      (8,484)
                                                       -----------   ----------
              Subtotal                                 $    (7,229)  $  (48,125)

         Less: Company tax benefits not recognized
               at this time                                  7,229       48,125
                                                       -----------   ----------

              Total                                    $       -0-   $      -0-
                                                       ===========   ==========

         Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at March 31, 1999 and 1998 were as follows:

                                                           1999         1998
                                                       -----------   ----------
         Properties and Equipment principally due to
            depreciation                               $    52,905   $   45,751
         Net operating loss carryforwards                1,000,057      999,988
                                                       -----------   ----------
             Total gross deferred tax assets           $ 1,052,962   $1,045,739
         Less: Valuation allow                          (1,052,962)  (1,045,739)
                                                       -----------   ----------
              Net Deferred Tax Asset                   $        --   $       --
                                                       ===========   ==========

         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was increased by approximately $7,200 for 1999.

Miller Industries, Inc.
Notes to Financial Statements


         At March 31, 1999, the Company had approximately $2,660,000 of Federal and State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards of approximately $2,660,000 is available indefinitely. The Federal net operating loss carryforwards of a similar amount will expire as follows:

                  2002                         $    248,000
                  2005                               76,000
                  2006                              641,000
                  2007                            1,083,000
                  2008                              206,000
                  2009                              132,000
                  2011                              100,000
                  2012                               68,000
                  2013                              105,800
                  2019                                  200
                                                -----------

                           Total                $ 2,660,000
                                                ===========

         At March 31, 1999, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which may be carried forward indefinitely.

         Total Federal tax expense (credit) for years ended April 30, 1999 and 1998 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

                                                             1999                          1998
                                                    -----------------------       ----------------------
                                                           PER CENT                     PER CENT
                                                          OF PRE-TAX                   OF PRE-TAX
                                                            INCOME                       INCOME
                                                      AMOUNT       (LOSS)           AMOUNT       (LOSS)
                                                    ---------     ---------       ---------     --------
Income (loss) before provision (credit) for
   income taxes                                    $ (19,211)       100 %         $(127,890)      100 %
                                                    ---------     ---------       ---------     --------

Computed expected tax expense (credit)             $  (6,532)       (34)%         $ (43,483)       34 %
Federal tax (benefit) of State income
   tax                                                   360          2               2,392         2
                                                    ---------     ---------       ---------     --------
       Sub-total                                   $  (6,172)       (32)%         $ (41,091)       32 %
Less:   Tax benefits not recognized for
              financial reporting purposes             6,172         32              41,091        32
                                                    ---------     ---------       ---------     --------
Actual Federal income tax expense
   (credit)                                        $       -          - %         $       -         - %
                                                    =========     =========       =========     ========


See Accompanying Notes to Financial Statements.

Miller Industries, Inc.
Notes to Financial Statements

NOTE D - RENTAL INCOME

         The Company leased offices and warehouse space for distribution during fiscal 1999 to four unrelated third parties under leases with varying maturities through 2003. Rental income approximated $276,000 and $187,000 for fiscal 1999 and 1998, respectively. Rental income from two of the Company's tenants amounted to 76% and 94% of total rental income in 1999 and 1998, respectively.

         Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

                           2000                    $   248,000
                           2001                        221,000
                           2002                        120,000
                           2003                         90,000
                                                   -----------

                           Total                   $   679,000
                                                   ===========

         The above table of future minimum rental income DOES NOT include future minimum rental income with respect to an additional tenant obtained during the subsequent period (see Note G).

NOTE E - RENTAL EXPENSES (EXCEPT FOR INTEREST)

         Rental expenses consisted of:
                                                      1999          1998
                                                    --------      --------
         Depreciation and Amortization              $ 38,870      $ 38,487
         Leasing Expenses                              8,203         8,997
         Insurance                                    12,579        12,269
         Management Fees                              36,000        36,000
         Outside Services                              4,500        13,158
         Repairs and Maintenance                       7,023        13,687
         Utilities                                     7,154         9,421
         Taxes                                        26,051        33,565
                                                    --------      --------

                  Totals                            $140,380      $165,584
                                                    ========      ========

NOTE F - ADMINISTRATIVE EXPENSES

         Administrative expenses consisted of:
                                                      1999          1998
                                                    --------      --------
         Accounting and Legal                       $ 21,180      $ 24,040
         Contract Labor                                  318         5,209
         Office Supplies/Postage/Other                 2,194         3,553
         Stockholders' Expenses                       12,395        12,900
         Telephone                                     3,009         3,237
                                                    --------      --------

                  Totals                            $ 39,096      $ 48,939
                                                    ========      ========

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.
Notes to Financial Statements

NOTE G - SUBSEQUENT EVENTS

1.       ADDITIONAL TENANT -

         During August 1999, the Company leased approximately 16,000 square feet for a five year period beginning September 1, 1999. Future minimum rental income under this non-cancelable lease, excluding cost of living adjustments are as follows:

                  9/1/1999 through 8/31/2000          $   81,702
                  9/1/2000 through 8/31/2001              84,153
                  9/1/2001 through 8/31/2002              86,604
                  9/1/2002 through 8/31/2003              89,055
                  9/1/2003 through 8/31/2004              91,506


2.       REFINANCING OF MORTGAGE PAYABLE -

         During October 1999, the Company refinanced the mortgage payable that matured during September 1999. The new loan amount totals $1,800,000 bears interest at 1/2% below prime and is payable $13,595 monthly for 120 months and a balloon payment October 2009 in the approximate amount of $1,445,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% ($900,000 at the closing date) of the mortgage balance.

NOTE H - RELATED PARTY TRANSACTIONS

1. Management fees in the amount of $36,000 per year were incurred by the Company for 1999, 1998 and previous years to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Included in accounts payable is approximately $137,000 and $101,000 for 1999 and 1998, respectively owed to Harnap Corp. In addition, Harnap Corp. was reimbursed by the Company during 1999 for out-of-pocket repairs in the amount of $1,250.

2. The Company incurred real estate leasing services from Napolitano Realty Corporation that is considered to be a related party for fiscal 1999, 1998 and previous years. Leasing services approximated $8,000 and $9,000 for 1999 and 1998, respectively. Included in accounts payable and accrued expenses is approximately $18,000 and $14,400 for 1999 and 1998, respectively owed to Napolitano Realty Corporation.


See Accompanying Notes to Financial Statements.

Miller Industries, Inc.
Notes to Financial Statements


NOTE I - COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

1.       ENVIRONMENTAL MATTERS -

         During 1991, the Company was named by the North Carolina Department of Environmental, Health and Natural Resources as one of many Potentially Responsible Parties ("PRPs") for the closure and clean-up of a bankrupt Environmental Protection Agency ("EPA") approved hazardous waste processing facility in Jamestown, North Carolina. Over 1,000 of the PRPs, including the Company, have formed the Seaboard Group II for the purpose of limiting their exposure with respect to the site. To date, the Company has incurred approximately $575 in costs with respect to this site. However, the Company is unable to determine what its total costs might be, and no accruals have been made for future clean-up liability at this site.

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

2.       YEAR 2000 COMPLIANCE -

         Management has taken steps to examine the Company's potential exposure to business interruption due to possible year 2000 computer hardware and software failures. The Company contracts all of its computer processing with a third party which has indicated to the Company that their hardware and software is year 2000 compliant. Since the Company does not maintain any of its systems on computers or hardware owned by Miller Industries, Inc., the Company anticipates no costs of year 2000 remediation. The Company has initiated in formal communications with other third parties having a substantial relationship to its business, including significant suppliers, larger tenants, and financial institutions to determine if their systems will be year 2000 compliant. Failure to achieve year 2000 compliance by any such third party could negatively affect Miller Industries, Inc.'s ability to conduct business for an extended period. There can be no assurance that other companies on which Miller Industries, Inc.'s systems and operations rely will be fully compliant on a timely basis, and such failure could have a material adverse effect on the Company's financial position, results of operations, or liquidity.


See Accompanying Notes to Financial Statements.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of May, 2000.

                                       MILLER INDUSTRIES, INC.


                                       /S/ ANGELO NAPOLITANO
                                       -----------------------------------------
                                       By:  Angelo Napolitano, President
                                            and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of May, 2000.

SIGNATURE                              TITLE

/S/ ANGELO NAPOLITANO                  President, Chief Executive
-----------------------------          Officer, and Director
Angelo Napolitano                      (Principal Executive Officer)
                                       (Principal Financial Officer)
                                       (Principal Accounting Officer)

See Accompanying Notes to Financial Statements.

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

  10G Amended, Restated and Consolidated Promissory Note dated October 13, 1999 made by Miller Industries, Inc. in favor of City National Bank of Florida.

  27.1        Financial Data Schedule