Form 10KSB40
period 2000-04-30
MILLER INDUSTRIES INC
filed 2000-10-13
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended April 30, 2000

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to _______________

                           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
 -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Florida                                     59-0996356
--------------------------------------    --------------------------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)

                   16295 N.W. 13th Ave., Miami, Florida 33169
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (305) 621-0501
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                    Securities registered under Section 12(b)
                            of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.05 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                               Yes _____ No __X__

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $389,863.

As of October 6, 2000, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of October 6,
2000) was approximately $41,634.

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

Employees

         The Company had no employees during the 2000 and 1999 fiscal years.

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

Financing

         At April 30, 2000, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,400,000. In October 1999, the Company refinanced the loans with the proceeds of a new first mortgage loan of $1,800,000 obtained from another commercial bank. The new loan accrues interest at prime less 1/2% and is payable in 120 monthly installments of $13,600, with a balloon payment of $1,445,000 due October 2009. The loan is secured by the Company's land and building and a personal guarantee of the Company's chairman.

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

         The Company has leased approximately 80% of the building, as follows:

         o The Company has leased 24,000 square feet of the building under a three year lease which commenced in January 2000. This lease provides for rent of $11,700 per month, plus increases based on changes in the consumer price index.

         o The Company has leased 18,500 square feet under a three year lease commencing in 1998. This lease provides for rent of $6,650 per month. This lease contains a renewal option for an additional three year period. The tenant has not indicated whether it intends to exercise the renewal option. Unless exercised, this lease is scheduled to expire February, 2001.

         o The Company has leased 20,000 square feet through September, 2000. This lease provides $7,000 per month in rental income.

         The Company has entered into negotiations to lease approximately 35,000 square feet, but the ultimate outcome of these negotiations cannot presently be determined.

Insurance, Depreciation  and Taxes

         The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 1999 were approximately $30,200.

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

         Seaboard had operated the site in Jamestown, North Carolina for the storage, treatment and disposal of hazardous waste materials for the period from 1976 to 1989. Operations at the site ceased in 1989 when Seaboard declared bankruptcy. Beginning in 1990, the bankruptcy trustee for Seaboard attempted to close the site in accordance with the terms of the Resource Conservation and Recovery Act ("RCRA"). However, insufficient funds were available to allow the trustee to complete this work. As a result, the Federal Environmental Protection Agency (the "EPA") and the DEHNR advised the trustee that if the clean up work were not completed, either one or both of the agencies would complete the work and would sue the responsible parties to recover the costs involved. To avoid the possibility of this lawsuit, in October 1991, the Company entered into an agreement with other responsible parties to form a group to complete the site clean up work. Over the next two years, the necessary steps were taken to complete the clean up of the surface contamination of the site. In 1994, the Company joined a group to complete the groundwater clean up ("Phase II"). Phase II was to begin as soon as a satisfactory plan was approved by the concerned authorities. To date, the Company has been required to expend only $845 on this matter. Therefore, no accrual has been made for further costs to this point. No determination of the estimated additional expenditures has been furnished to the group members.

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

The range of the high and low bid quotations for each quarter of the past two
(2) fiscal years is as follows:

                             CLOSING BID CLOSING ASK

     1997            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---

     MAY 1           $.02            $.02            $.06            $.06
      TO
    JULY 31

    AUG. 1            .02             .01             .06             .04
      TO
    OCT. 31

    NOV. 3            .01             .01             .05             .05
      TO
    JAN 30,
     1998

     1998

    FEB. 2            .01             .01             .05             .05
      TO
    APR. 30

                             CLOSING BID CLOSING ASK

     1998            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---

     MAY 1           $.07            $.02            $.10            $.05
      TO
    JULY 31

    AUG. 1            .07             .05             .10             .09
      TO
    OCT. 31

                          CLOSING BID                     CLOSING ASK

     1998            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---

    NOV. 1            .05             .03             .09            .07
      TO
    JAN 30,
     1999

     1999

    FEB. 1            .03             .03             .07            .07
      TO
    APR. 30

                             CLOSING BID CLOSING ASK

     1999            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---

     MAY 3            .03             03             .065            .06
      TO
    JULY 30

    AUG. 2            .03            .03              .06            .05
      TO
    OCT. 29

    NOV. 1            .03            .02              .05            .05
      TO
    JAN 31,
     2000

     2000

    FEB. 1            .02            .02              .07            .05
      TO
    APR. 28

         As of October 6, 2000, there were 477 holders of record of the Company's common stock.

         The Company has not paid any cash dividends during the last three fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

         For fiscal year 2000, the Company had rental income of $347,000, compared with rental income of $276,000 in 1999. During 2000, approximately 80% of the Company's warehouse was leased. Rental income was offset by rental expense of $128,000 in 2000 compared to $140,000 in 1999.

         During 2000, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly manufactured by the Company. Net sales in 2000 were $30,000 (with cost of goods sold of $14,000), compared to sales of $29,000 in 1999 (and cost of goods sold of $13,000).

         The Company's administration expenses were $46,000 in 2000, compared to $39,000 in 1999. The increase was due to an increase in operating costs.

Liquidity and Capital Resources

         The Company's cash increased by $426,000 during fiscal year 2000 compared with an increase of approximately $28,000 during fiscal year 1999. The increase in 2000 in cash was primarily due to the refinancing of the Company's first mortgage and additional rental income. As of April 30, 2000, the Company's cash position was approximately $488,000.

         At April 30, 2000, the Company's principal financing consisted of a $1,788,000 loan from a third party lender, secured by a lien on the Company's building. During October 1999, the Company refinanced the mortgage. The loan amount totals $1,800,000 and bears interest at 1/2% below prime. It is payable $13,595 per month for 120 months, with a balloon payment October 2009 in the approximate amount of $1,445,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% ($900,000 at the closing date) of the mortgage balance. The Company utilized the excess proceeds from the loan to make additional improvements to the building, to increase its cash reserves and to repay a $50,000 loan from the Company's chairman.

         The Company's working capital remains extremely limited. The Company believes that its working capital needs over the next twelve months will consist of funding operating losses, routine maintenance of its building, and alterations to the interior of the building to accommodate new tenants. The Company believes that its existing cash reserves, and funds available from third parties, will allow the Company to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to continue to lease the space in its building at attractive rates.

Current Operations

         The Company operates as a real estate investment and management company. The Company currently has four tenants for its existing building and is seeking to obtain additional commercial tenants.

         The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's mortgage loan, real estate taxes and insurance. The Company believes that it can continue to generate positive cash flow from operations if it is able to maintain the current level of occupancy in the building.

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in fiscal 2000 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                  Fiscal                        Stock
Name and Position                  Year        Salary (1)       Options
-----------------                 ------       ----------       -------

                                   2000        $ 36,000            -
Angelo Napolitano,                 1999        $ 36,000            -
Chief Executive Officer            1998        $ 36,000            -

-------------------------

(1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Management Agreement

         In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board. At the close of the 2000 fiscal year, accrued management fees totaled $172,532. No fees have been paid since June 1995.

Compensation of Directors

         No amounts were paid to directors during the 2000 fiscal year for services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of management, as of October 12, 2000, the following persons beneficially owned 5% or more of the common stock of the Company:

                                           Amount
Name and Address of                  Beneficially Owned        Percent of
 Beneficial Owner                   As of March 15, 2000         Class
-------------------                 --------------------       ----------

Angelo Napolitano                       1,131,256(1)             37.9%
1521 N.W. 165th Street
Miami, FL 33169

Elizabeth Schuldiner Revocable            182,967                 6.1%
Trust u/a 3/20/90 (2)
80 West 12th Street
New York, NY 10011

Walter P. Carucci (3)                     236,417                 7.9%
Carucci Family Partners (3)
Carr Securities Corp. (3)
One Penn Plaza
New York, NY  10119

-------------------------

(1) Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano.

(2) Based on information disclosed, as of September 8, 2000, in a Schedule 13G filed with the Securities and Exchange Commission ("SEC"). Elizabeth Schuldiner Revocable Trust u/a 3/20/90 has sole voting and investment power with respect to the shares.

(3) Based on information disclosed, as of August 31, 2000, in a Schedule 13G filed with the SEC. Walter P. Carucci, Carucci Family Partners and Carr Securities Corp. have identified themselves as a "group" as that term is used in the Securities Exchange Act of 1934, as amended. Walter
         P. Carucci has sole voting and investment power with respect to 76,000 shares. Carucci Family Partners has sole and investment power with respect to 147,450 shares. Carr Securities Corp. has sole and investment power with respect to 12,967 shares. There is no shared voting and investment power among Walter P. Carucci, Carucci Family Partners and Carr Securities Corp. with respect to the shares.

         The shares of common stock beneficially owned by each director and by all the executive officers and directors of the Company as a group as of March 15, 2000 were as follows:

      Name of                        Amount Beneficially          Percent of
  Beneficial Owner                        Owned (1)                 Class
  ----------------                        ---------                 -----

Directors and Officers                    1,131,256                 37.9%
as a Group (consisting
of one person)

Angelo Napolitano                         1,131,256(2)              37.9%(2)

-------------------------

(1) Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2) With respect to Mr. Napolitano's shares, see Note (1) to the preceding table.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company has entered into a brokerage agreement with Napolitano Realty Corporation ("NRC") with respect to the lease of the Company's building. The President of NRC is the son of Mr. Angelo Napolitano, the Company's President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. During fiscal 2000, commissions in the amount of $1,572 were paid to NRC for rental income generated by the short term leases of portions of the building. In addition, NRC will receive commissions of $18,000, payable at the rate of $3,600 per year, for a 5-year lease which commenced in January 1995. Payment of these commissions has been delayed by mutual agreement until the Company's cash position improves. Accordingly, the Company's accrued expenses include $18,000 representing the unpaid balance.

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

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

         (a) Financial Statements

             Report of Independent Certified Public
             Accountants

             Balance Sheets As of April 30, 2000
             and 1999

             Statements of Operations and (Deficit) for Years ended April 30, 2000 and 1999

             Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 2000 and 1999

             Statements of Cash Flows for Years ended
             April 30, 2000 and 1999

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

                 (E)  Settlement Agreement with
                      Granite                                          (Note 6)
                 (F)  Amended, Restated and Consolidated
                      Promissory Note dated October 13, 1999
                      made by Miller Industries, Inc. in favor of
                      City National Bank of Florida                    (Note 7)

         27      Financial Data Schedule (Filed Herewith)

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

     Note 7. Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 1999.

     (d)         Reports on Form 8-K

                 There were no reports on Form 8-K for the three months ended April 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 12th day of October, 2000.

                                      MILLER INDUSTRIES, INC.


                                      /s/ Angelo Napolitano
                                      ------------------------------------------
                                      By: Angelo Napolitano, President
                                          and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 12th day of October, 2000.


Signature                                         Title
---------                                         -----

/s/ Angelo Napolitano                             President, Chief Executive
---------------------                             Officer, and Director
Angelo Napolitano                                 (Principal Executive Officer)
                                                  (Principal Financial Officer)
                                                  (Principal Accounting Officer)

                          INDEPENDENT AUDITOR'S REPORT


Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

         I have audited the accompanying balance sheet of Miller Industries, Inc. as of April 30, 2000 and 1999, and the related statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended April 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2000 and 1999 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2000, in conformity with generally accepted accounting principles.

         As discussed in Note D to the financial statements, two tenants' leases will expire during fiscal 2001 (October, 2000 and February, 2001) totaling approximately 38,000 square feet. The Company has entered into negotiations to lease approximately 35,000 square feet, but the ultimate outcome of these negotiations cannot presently be determined.

                                         /s/ Larry Wolfe
                                       ---------------------------
                                       LARRY WOLFE
                                       Certified Public Accountant


Miami, Florida
July 17, 2000

                             MILLER INDUSTRIES, INC.
                                  BALANCE SHEET
                             APRIL 30, 2000 AND 1999

                                     ASSETS

                                                                     2000             1999
                                                                 -----------      -----------
Investment Property:
-------------------
   Land                                                          $   161,443      $   161,443
   Building and Improvements                                         909,986          898,211
   Machinery and Equipment                                            11,106           11,106
   Furniture and Fixtures                                             10,251           10,251
                                                                 -----------      -----------
         Total Cost                                              $ 1,092,786      $ 1,081,011
   Less:  Accumulated Depreciation                                   742,714          734,921
                                                                 -----------      -----------
         Net Book Value                                          $   350,072      $   346,090
                                                                 -----------      -----------

Other Assets:
------------
   Cash                                                          $   488,048      $    61,610
   Inventories                                                         5,400            8,000
   Prepaid Expenses and Other Assets                                  12,176            9,929
   Deferred Lease Incentive (Net of Accumulated
      Amortization - $2,739 in 2000 and $62,867
      in 1999)                                                        24,653           10,234
   Loan Costs, Less Accumulated Amortization of
      $1,317 and $28,539 in 2000 and 1999,
      respectively                                                    25,031            2,932
   Deferred Tax Assets                                                    --               --
                                                                 -----------      -----------
         Total Other Assets                                      $   555,308      $    92,705
                                                                 -----------      -----------

         TOTAL ASSETS                                            $   905,380      $   438,795
                                                                 ===========      ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
-----------
   Mortgage and Notes Payable                                    $ 1,796,785      $ 1,456,526
   Accounts Payable and Accrued Expenses                             271,927          233,378
   Tenant Security Deposits                                           73,597           51,100
                                                                 -----------      -----------

         Total Liabilities                                       $ 2,142,309      $ 1,741,004
                                                                 -----------      -----------

Shareholders' Deficiency:
------------------------
   Common Stock - $.05 par, 5,000,000 shares
      authorized; 2,982,662 shares issued and
      outstanding                                                $   149,133      $   149,133
   Paid-In Capital                                                 1,126,507        1,126,507
   Deficit                                                        (2,512,569)      (2,577,849)
                                                                 -----------      -----------

         Total Shareholders' Deficiency                          $(1,236,929)     $(1,302,209)
                                                                 -----------      -----------

         TOTAL LIABILITIES AND
            SHAREHOLDERS' DEFICIENCY                             $   905,380      $   438,795
                                                                 ===========      ===========

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                       YEARS ENDED APRIL 30, 2000 AND 1999

                                                             2000            1999
                                                         -----------     -----------
Revenues:
--------
   Rental Income                                         $   347,024     $   275,938
   Hardware Sales (Net)                                       29,930          29,324
   Other Income                                               12,909           1,868
                                                         -----------     -----------

         Total Revenues                                  $   389,863     $   307,130
                                                         -----------     -----------

Expenses:
--------
   Rental Expenses (Except Interest)                     $   127,710     $   140,380
   Cost of Hardware Sales                                     14,398          12,853
   Administrative                                             45,773          39,096
   Interest                                                  136,702         134,012
                                                         -----------     -----------

         Total Expenses                                  $   324,583     $   326,341
                                                         -----------     -----------

         Income (Loss) Before Tax Provision (Credit)     $    65,280     $   (19,211)
                                                         -----------     -----------

Provision for Income Tax (Credit):
---------------------------------
   Federal Income Tax                                    $    10,491     $        --
   State Income Tax                                            3,315              --
                                                         -----------     -----------
         Total Provision for Income Tax (Credit)         $    13,806     $        --
                                                         -----------     -----------

         Profit (Loss) Before Extraordinary Income       $    51,474     $   (19,211)

Extraordinary Income:
--------------------
   Realization of Prior Years Tax Benefits                    13,806              --
                                                         -----------     -----------

         Net Income (Loss)                               $    65,280     $   (19,211)
                                                         ===========     ===========

Income (Loss) per Common Share
   Before Extraordinary Income                           $       .02     $      (.01)

Extraordinary Income                                              --              --
                                                         -----------     -----------

         Net Income (Loss)                               $       .02     $      (.01)
                                                         ===========     ===========

Average Shares of Common Stock Outstanding                 2,982,662       2,982,662
                                                         ===========     ===========


See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2000 AND 1999

                                                                2000           1999
                                                             ---------      ---------
Cash Flows from Operating Activities:
------------------------------------
   Profit (Loss) Before Extraordinary Income                 $  51,474      $ (19,211)
   Extraordinary Income                                         13,806             --
                                                             ---------      ---------
         Net Profit (Loss)                                   $  65,280      $ (19,211)

   Adjustments to Reconcile Net Loss to Net Cash
       Provided by (Used For) Operating Activities:
         Depreciation                                            7,793         17,956
         Amortization                                           17,222         20,914
   Changes in Operating Assets and Liabilities:
       (Increase) Decrease in Inventory                          2,600          8,000
       (Increase) Decrease in Prepaid Expenses and Other        (2,247)            27
       Increase (Decrease) in Accounts Payable and
          Accruals                                              38,549         32,146
       Increase (Decrease) in Tenant Security Deposits          22,497          2,149
                                                             ---------      ---------

Net Cash Provided by Operating Activities                    $ 151,694      $  61,981
                                                             ---------      ---------

Cash Flows from Investing Activities:
------------------------------------
   Acquisition of Property and Equipment                     $ (11,775)     $  (3,710)
   Acquisition of Deferred Lease Incentives                    (27,392)            --
                                                             ---------      ---------

Net Cash (Used by) Investing Activities                      $ (39,167)     $  (3,710)
                                                             ---------      ---------

Cash Flows from Financing Activities:
------------------------------------
   Principal Payments Under Borrowings                       $ (84,166)     $ (43,649)
   Proceeds from Borrowings                                    424,425         13,354
   Closing Costs                                               (26,348)            --
                                                             ---------      ---------

Net Cash Provided (Used) by Financing Activities             $ 313,911      $ (30,295)
                                                             ---------      ---------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                               $ 426,438      $  27,976

Cash and Cash Equivalents
   at Beginning of Year                                         61,610         33,634
                                                             ---------      ---------
Cash and Cash Equivalents
   at End of Year                                            $ 488,048      $  61,610
                                                             =========      =========
Additional Cash Flow Information:
  Cash Payments During the Year
      Interest                                               $ 141,031      $ 134,263
                                                             =========      =========
      Income Taxes                                           $      --      $      --
                                                             =========      =========

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                       YEARS ENDED APRIL 30, 2000 AND 1999

                                  Common Stock

                                                               Additional
                                 Shares                         Paid-In
                                 Issued         Amount          Capital        (Deficit)
                              -----------     -----------     -----------     -----------
Balance at April 30, 1998       2,982,662     $   149,133     $ 1,126,507     $(2,558,638)

Net Loss - 1999                        --              --              --         (19,211)
                              -----------     -----------     -----------     -----------

Balance at April 30, 1999       2,982,662     $   149,133     $ 1,126,507     $(2,577,849)

Net Income - 2000                      --              --              --          65,280
                              -----------     -----------     -----------     -----------

Balance at April 30, 1999       2,982,662     $   149,133     $ 1,126,507     $(2,512,569)
                              ===========     ===========     ===========     ===========



See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2000 AND 1999

NOTE A - Summary of Significant Accounting Policies

1.       Nature of Business -

         Miller Industries, Inc., a Florida corporation, currently and since August 1991, has been engaged in the ownership and management of 98,000 square feet of offices and ware- house located in Miami, Florida. During August 1991, the Company discontinued its operations of manufacturing of aluminum windows and doors pursuant to a plan of reorganization.

2.       Inventories -

         Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following amounts:

                                                      2000             1999
                                                    --------         ---------


         Finished Hardware                          $ 5,400          $  8,000
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

                   Building and Improvements        10 to 30 years
                   Machinery and Equipment          7 years
                   Furniture and Fixtures           7 years

         Real property and equipment, with an original cost of approximately $719,000, have been fully depreciated at April 30, 2000.

4.       Intangibles -

         Deferred lease incentive and loan costs are carried at cost. The Company amortizes these assets on a straight line basis up to 10 years.

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

9.       Concentrations of Credit Risk -

         The Company is subject to credit risk arising from the concentration of its temporary cash investments. Most of the Company's temporary cash investments are concentrated with a single financial institution. This institution, however, has a high credit rating.

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

Miller Industries, Inc.
Notes to Financial Statements

14.      Impairment of Long-Lived Assets -

         In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", was issued. Statement 121 requires that long-lived assets and certain intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted this statement and determined that no impairment loss need be recognized at this time.

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

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The adoption of this standard does not have an effect on the Company's reported net earning (loss) for fiscal 2000 and 1999 as Miller has no additional comprehensive income under the statement.

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

Miller Industries, Inc.
Notes to Financial Statements

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

         In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company's adoption of SOP 98-1 will not have a significant effect on its financial position or results of operations.

         In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 establishes standards for the reporting and disclosure of start-up costs. The Company's adoption of SOP 98-5 will not have a significant effect on its financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is effective for fiscal years beginning after June 15, 2000. The Company's future adoption of SFAS No. 133 is not expected to have a significant effect on its financial position or results of operations.

NOTE B - Mortgage and Notes Payable

         Principal balances outstanding and details of notes payable are summarized as follows:

1.       Mortgage Payable -
                                                       2000           1999
                                                   -------------  -------------

         9% (1/2% above prime) note payable,
         collateralized by mortgage on land and
         building, along with the personal
         guaranty of the Company's Chairman of the
         Board in the amount of $800,000. The note
         is payable in monthly installments of
         $13,285 (including interest) with a final
         payment of approximately $1,385,174 due
         September 1999.                             $      --     $ 1,399,337

         7 3/4% (1/2% under prime) note payable,
         collateralized by mortgage on land and
         building, improvements, personal
         property, collateral assignment of all
         rents and leases, along with the personal
         guaranty of the Company's Chairman of the
         Board to 50% of all sums due under the
         loan. In addition, the guarantor shall
         indemnify lendor from any and all
         liability which may result from the
         environmental condition of the property.
         The note is payable in monthly install-
         ments of $13,595 (including interest)
         with a final payment of approximately
         $1,444,578 due October 2009.                1,787,982              --

Miller Industries, Inc.
Notes to Financial Statements

                                                       2000           1999
                                                   -------------  -------------

2.       Stockholder Note -

         9% (1% above prime) unsecured demand note
         payable to the Company's Chairman of the
         Board                                              --          50,000

3.       Insurance Premium Note Payable -

         9% insurance premium financing, payable
         in monthly installments of $1,224
         (including interest) through October 2000
         8,803 7,189

         Total Notes Payable                        $ 1,796,785    $ 1,456,526
                                                   =============  =============

         Payments of principal required on the foregoing debt are as follows:

                 Fiscal Year
                   Ending
                -----------

                   2001                                   $   34,260
                   2002                                       27,508
                   2003                                       29,717
                   2004                                       32,104
                   2005                                       34,682
                   Thereafter                              1,638,514
                                                          ----------
                   Total                                  $1,796,785
                                                          ==========

         Land, buildings and improvements, and insurance policies with an approximate cost of $1,094,000 and an approximate net book value of $362,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

         The provision (credit) for income taxes consists of the following:

                                                           2000        1999
                                                         -------     -------

         Federal                                         $10,491     $(6,172)
         State                                             3,315      (1,057)
                                                         -------     -------
              Subtotal                                   $13,806     $(7,229)

         Less: Company tax benefits dependent upon
               future taxable earnings and not
               recognized at this time                        --       7,229
                                                         -------     -------

              Total                                      $13,806     $  -0-
                                                         =======     =======

Miller Industries, Inc.
Notes to Financial Statements

                                                             2000             1999
                                                         -----------      -----------
         Current                                         $    15,208      $       (70)
         Deferred                                             (1,402)          (7,159)
                                                         -----------      -----------
              Subtotal                                   $    13,806      $    (7,229)

         Less: Company tax benefits not recognized
               at this time                                       --            7,229
                                                         -----------      -----------

              Total                                      $    13,806      $     -0-
                                                         ===========      ===========

         Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at March 31, 2000 and 1999 were as follows:

                                                            2000              1999
                                                         -----------      -----------
         Properties and Equipment principally due to
            depreciation                                 $    54,758      $    52,905
         Net operating loss carryforwards                    973,702        1,000,057
                                                         -----------      -----------
             Total gross deferred tax assets             $ 1,028,460      $ 1,052,962
         Less: Valuation allowance                        (1,028,460)      (1,052,962)
                                                         -----------      -----------
              Net Deferred Tax Asset                     $        --      $        --
                                                         ===========      ===========

         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was decreased by approximately $24,500 for 2000.

         At March 31, 2000, the Company had approximately $2,590,000 of Federal and State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards of approximately $2,590,000 is available indefinitely. The Federal net operating loss carryforwards of a similar amount will expire as follows:

                   2002                        $  178,000
                   2005                            76,000
                   2006                           641,000
                   2007                         1,083,000
                   2008                           206,000
                   2009                           132,000
                   2011                           100,000
                   2012                            68,000
                   2013                           105,800
                   2019                               200
                                               ----------

                                Total          $2,590,000
                                               ==========

         At March 31, 2000, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

Miller Industries, Inc.
Notes to Financial Statements


         Total Federal tax expense (credit) for years ended April 30, 2000 and 1999 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

                                                           2000                         1999
                                                   --------------------          -------------------
                                                                 Per cent                      Per cent
                                                                of Pre-Tax                    of Pre-Tax
                                                                  Income                       Income
                                                    Amount        (Loss)           Amount      (Loss)
                                                   --------       -----          ---------     -----
Income (loss) before provision (credit) for
   income taxes                                    $ 65,280        100 %         $ (19,211)      100 %
                                                   --------       -----          ---------     -----

Computed expected tax expense (credit)             $ 22,195         34 %         $  (6,532)      (34)%
Federal tax (benefit) of State Income Tax            (1,127)        (2)                360         2
Sur Tax Exemption                                   (10,577)       (16)                 --        --
                                                   --------       -----          ---------     -----

       Sub-total                                   $ 10,491         16 %         $  (6,172)      (32)%
Less: Tax benefits not recognized for
        financial reporting purposes                     --          --              6,172        32
                                                   --------       -----          ---------     -----

Actual Federal income tax expense
   (credit)                                        $ 10,491         16 %         $      --        -- %
                                                   ========       =====          =========     =====

NOTE D - Rental Income

         The Company leased offices and warehouse space for distribution during fiscal 2000 to four unrelated third parties under leases with varying maturities through 2005. Rental income approximated $347,000 and $276,000 for fiscal 2000 and 1999, respectively. Rental income from three of the Company's tenants amounted to 86% and 92% of total rental income in 2000 and 1999, respectively.

         Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

                                                   2001           $   304,000
                                                   2002               206,000
                                                   2003               178,000
                                                   2004                91,000
                                                   2005                31,000
                                                                  -----------

                                                   Total          $   810,000
                                                                  ===========

         As indicated above, certain tenant leases (2) expire during fiscal 2001. One lease for approximately 20,000 square feet will expire October, 2000, and the second lease for approximately 18,000 square feet is scheduled to expire February, 2001. The second lease contains a renewal option

Miller Industries, Inc.
Notes to Financial Statements

for an additional three year period. At the writing of this report, the tenant has not advised management whether they intend to exercise their renewal option. The approximate annual rental income that will terminate during October, 2000 is $83,000. The approximate annual rental income that may terminate during February, 2001 is $80,000. Management is currently in negotiation to lease approximately 35,000 square feet, but cannot, at this time, predict the ultimate outcome of these negotiations.

NOTE E - Rental Expenses (Except for Interest)

         Rental expenses consisted of:
                                                        2000        1999
                                                      --------    --------
         Depreciation and Amortization                $ 25,016    $ 38,870
         Leasing Expenses                                3,143       8,203
         Insurance                                      12,315      12,579
         Management Fees                                36,000      36,000
         Outside Services                                7,258       4,500
         Repairs and Maintenance                        10,998       7,023
         Utilities                                       3,728       7,154
         Taxes                                          29,252      26,051

                   Totals                             $127,710    $140,380
                                                      ========    ========

NOTE F - Administrative Expenses

         Administrative expenses consisted of:

                                                        2000        1999
                                                      --------    --------
         Accounting and Legal                         $ 24,414    $ 21,180
         Contract Labor                                  2,844         318
         Office Supplies/Postage/Other                   2,183       2,194
         Stockholders' Expenses                         12,698      12,395
         Telephone                                       3,634       3,009
                                                      --------    --------

                   Totals                             $ 45,773    $ 39,096
                                                      ========    ========

NOTE G - Related Party Transactions

1. Management fees in the amount of $36,000 per year were incurred by the Company for 2000, 1999 and previous years to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Included in accounts payable is approximately $173,000 and $137,000 for 2000 and 1999, respectively owed to Harnap Corp. In addition, Harnap Corp. was reimbursed by the Company during 2000 for out-of-pocket repairs and other expenses in the amount of $4,000.

2. The Company incurred real estate leasing services from Napolitano Realty Corporation that is considered to be a related party for fiscal 2000, 1999 and previous years. Leasing services approximated $1,600 and $8,000 for 2000 and 1999, respectively. Included in accounts payable and accrued expenses is approximately $18,000 for 2000 and 1999, respectively owed to Napolitano Realty Corporation.

Miller Industries, Inc.
Notes to Financial Statements


NOTE H - Commitments, Contingencies, Subsequent Events and Other Matters

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

2.       Year 2000 Compliance -

         In fiscal 1999, the Company took steps to examine the Company's potential exposure to business interruption due to possible year 2000 computer and software failures. Since the Company does not maintain any of its systems on computers or hardware owned by Miller Industries, Inc., the Company had no costs of year 2000 remediation. The Company did not experience any significant disruptions as a result of the century change.

3.       Subsequent Events -

         The Company expects to spend approximately $30,000 for building improvements during fiscal 2001 to attract additional tenants. Partial re-roofing of the building may be required during fiscal 2001/2002 at an approximate cost of $80,000.

NOTE I - Litigation

         An attorney, whom the Company has a judgement against, has filed a complaint against Miller Industries, Inc. for malicious abuse of process, defamation and interference with economic relationships.

Miller Industries, Inc.
Notes to Financial Statements

         The parties are currently conducting discovery, and management is unable to predict its outcome at this time. An award, if any, in excess of the insurance coverage would be the responsibility of the Company.

         The Company is involved in other legal actions arising in the normal course of business. Management is of the opinion that their outcome will not have a significant effect on the Company's financial position.

                                  EXHIBIT INDEX

Exhibit            Description
-------            -----------

27                 Financial Data Schedule