Form 10KSB40
period 2001-04-30
MILLER INDUSTRIES INC
filed 2002-02-01
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended April 30, 2001

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from               to
                                        -------------    -------------

                           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
 -------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                Florida                                   59-0996356
---------------------------------------     ------------------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
  Incorporation or Organization)                      Identification No.)


                   16295 N.W. 13th Ave., Miami, Florida 33169
 -------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

State issuer's revenues for its most recent fiscal year:  $426,000.

As of October 15, 2001, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of October 15, 2001) was approximately $120,341.

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

Financing

         At April 30, 2001, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,765,000. In October 1999, the Company refinanced the loans with the proceeds of a new first mortgage loan of $1,800,000 obtained from another commercial bank. The new loan accrues interest at prime less 1/2% and is payable in 120 monthly installments of $13,600, with a balloon payment of $1,445,000 due October 2009. The loan is secured by the Company's land and building and a personal guarantee of the Company's chairman.

Leasing Activities

         The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $3.75 per square foot to approximately $5.00 per square foot and the occupancy rate in the area is approximately 75%.

         The Company has leased approximately 80% of the building, as follows:

         - The Company has leased 24,000 square feet of the building under a three year lease which expires in January 2003. This lease provides for rent of $11,700 per month, plus increases based on changes in the consumer price index.

         - The Company has leased 38,500 square feet under a three year lease expiring in March 2004. This lease provides for rent of $15,010 per month.

         - The Company has leased 16,000 square feet under a five year lease expiring in September 2004. The lease provides for an initial rent of $6,800 per month, with annual increases based on a schedule set forth in the lease.

Insurance, Depreciation and Taxes

         The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2000 were approximately $28,000.

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

         Seaboard had operated the site in Jamestown, North Carolina for the storage, treatment and disposal of hazardous waste materials for the period from 1976 to 1989. Operations at the site ceased in 1989 when Seaboard declared bankruptcy. Beginning in 1990, the bankruptcy trustee for Seaboard attempted to close the site in accordance with the terms of the Resource Conservation and Recovery Act ("RCRA"). However, insufficient funds were available to allow the trustee to complete this work. As a result, the Federal Environmental Protection Agency (the "EPA") and the DEHNR advised the trustee that if the clean up work were not completed, either one or both of the agencies would complete the work and would sue the responsible parties to recover the costs involved. To avoid the possibility of this lawsuit, in October 1991, the Company entered into an agreement with other responsible parties to form a group to complete the site clean up work. Over the next two years, the necessary steps were taken to complete the clean up of the surface contamination of the site. In 1994, the Company joined a group to complete the groundwater clean up ("Phase II"). Phase II was to begin as soon as a satisfactory plan was approved by the concerned authorities. To date, the Company has been required to expend only $1,200 on this matter. Therefore, no accrual has been made for further costs to this point. No determination of the estimated additional expenditures has been furnished to the group members.

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

Stuart L. Stein

         In December 1999, Stuart L. Stein and Stuart L. Stein P.A. filed a complaint against the Company in the First Judicial District Court of the State of New Mexico. The complaint alleged that the Company improperly filed a civil action against the plaintiffs and others seeking to enforce a judgment which the Company had obtained against the plaintiffs. The Company's civil action was subsequently dismissed by stipulation with prejudice. The plaintiffs alleged that the Company's actions constituted malicious abuse of process, defamation and interference with economic relations. The plaintiffs dismissed their complaint with prejudice in July 2001.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is currently traded on the over-the-counter market.

The range of the high and low bid quotations for each quarter of the past two
(2) fiscal years is as follows:


           CLOSING BID                                   CLOSING ASK

     1999            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---
     MAY 3           $.03             03             .065            .06
      TO
    JULY 30
    AUG. 2            .03            .03             .06             .05
      TO
    OCT. 29
    NOV. 1            .03            .02             .05             .05
      TO
    JAN 31,
     2000


           CLOSING BID                                   CLOSING ASK

     2000            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---
    FEB. 1           $.02            .02             .07             .05
      TO
    APR. 28
     MAY 1            .03            .02             .03             .07
      TO
    JULY 31
    AUG. 1            .05            .02             .126           .025
      TO
    OCT. 31
    NOV. 3            .05            .045            .07             .06
      TO
    JAN 30,
     2000


           CLOSING BID                                   CLOSING ASK
     2001            HIGH            LOW             HIGH            LOW
     ----            ----            ---             ----            ---
     FEB.2           $.05            .035            .08             .05
      TO
    APR. 30


         As of October 15, 2001, there were 474 holders of record of the Company's common stock.


         The Company has not paid any cash dividends during the last three fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

         For fiscal year 2001, the Company had rental income of $381,000, compared with rental income of $347,000 in 2000. During 2001, approximately 80% of the Company's warehouse was leased. Rental income was offset by rental expense of $112,000 in 2001 compared to $128,000 in 2000.

         During 2001, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly manufactured by the Company. Net sales in 2001 were $16,000 (with cost of goods sold of $7,000), compared to sales of $30,000 in 2000 (and cost of goods sold of $14,000).

         The Company's administration expenses were $39,000 in 2001, compared to $46,000 in 2000.

         As a result of the foregoing factors, the Company had net income, before extraordinary items, of $84,000 in 2001 compared with net income of $51,000 in 2000. The improvement in net income reflects the Company's success in leasing a substantial portion of its building at profitable rental rates. The Company's net income for 2001 was further increased by $33,000 in extraordinary income arising from the realization of prior years tax benefits.

Liquidity and Capital Resources

         The Company's cash increased by $76,000 during fiscal year 2001 compared with an increase of approximately $426,000 during fiscal year 2000. The increase in 2001 in cash was primarily due to positive cash flow from operations. The Company expended approximately $109,000 for improvements to its building, including partial roof replacement and interior improvements to accommodate tenants. As of April 30, 2001, the Company's cash position was approximately $564,000.

         At April 30, 2001, the Company's principal financing consisted of a loan with a principal balance of $1,765,000 from a third party lender, secured by a lien on the Company's building. During October 1999, the Company refinanced the mortgage. The loan bears interest at 5%. It is payable $13,000 per month for 120 months, with a balloon payment October 2009 in the approximate amount of $1,489,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% ($900,000 at the closing date) of the mortgage balance. The Company utilized the excess proceeds from the loan to make additional improvements to the building, to increase its cash reserves and to repay a $50,000 loan from the Company's chairman.

         The Company's working capital is limited. The Company believes that its working capital needs over the next twelve months will principally consist of funding routine maintenance of its building and alterations to the interior of the building to accommodate new tenants. The Company believes that its existing cash reserves, and funds available from third parties, will allow the Company to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the Company's ability to continue to lease the space in its building at attractive rates.

Current Operations

         The Company operates as a real estate investment and management company. The Company currently has three tenants for its existing building and is seeking to obtain additional commercial tenants.

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

         The Company's business plan is subject to uncertainty. There can be no assurance that the Company will be able to maintain a sufficient number of tenants to meet its debt service requirements and operating expenses on an ongoing basis. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:


                                                                  Officer       Director
        Name                              Position                 Since          Since
        ----                              --------                -------        ------

Angelo Napolitano   President, Chief Executive Officer, and         1992          1988
                    Chairman of the Board of Directors

         Each director is elected for a period of one (1) year, or until his successor is duly elected by the shareholders. Officers serve at the will of the Board of Directors.

         Angelo Napolitano, age 65, has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners' association for the industrial park in which the Company's building is located.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's directors have filed reports on a timely basis.


ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in fiscal 2001 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE


NAME AND POSITION                                FISCAL YEAR         SALARY (1)         STOCK OPTIONS
-----------------                                -----------         ----------         -------------

                                                    2001              $ 36,000               -
Angelo Napolitano, Chief Executive Officer          2000              $ 36,000               -
                                                    1999              $ 36,000               -

-------------

(1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Management Agreement

         In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board. As of April 30, 2001, accrued management fees totaled $208,500. No fees have been paid since March 2000.

Compensation of Directors

         No amounts were paid to directors during the 2001 fiscal year for services as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of management, as of October 15, 2001, the following persons beneficially owned 5% or more of the common stock of the Company:


NAME AND ADDRESS OF                                             AMOUNT               PERCENT
BENEFICIAL OWNER                                          BENEFICIALLY OWNED         OF CLASS
----------------                                          ------------------         --------

Angelo Napolitano                                            1,131,256(1)             37.9%
1521 N.W. 165th Street
Miami, FL 33169

Elizabeth Schuldiner Revocable
Trust u/a 3/20/90 (2)
80 West 12th Street
New York, NY 10011                                             182,967                 6.1%

Walter P. Carucci (3)
Carucci Family Partners (3)
Carr Securities Corp. (3)
One Penn Plaza
New York, NY  10119                                            236,417                 7.9%


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

         The shares of common stock beneficially owned by the Company's sole director and executive officer as of October 15, 2001 were as follows:


NAME AND ADDRESS OF               AMOUNT BENEFICIALLY      PERCENT
BENEFICIAL OWNER                        OWNED (1)          OF CLASS
----------------                        ---------          --------

Angelo Napolitano                    1,131,256(2)          37.9%(2)

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

                                     PART IV


ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

         (a)      Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets As of April 30, 2001 and 2000

                  Statements of Operations and (Deficit) for Years ended April 30, 2001 and 2000

                  Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 2001 and 2000

                  Statements of Cash Flows for Years ended April 30, 2001 and
                  2000

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

                  27.1   Financial Data Schedule (Filed Herewith)

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

         (d)               Reports on Form 8-K

                           There were no reports on Form 8-K for the three months ended April 30, 2001.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 17th day of December, 2001.

                                        MILLER INDUSTRIES, INC.


                                         /s/ Angelo Napolitano
                                        ---------------------------------------
                                        By:    Angelo Napolitano, President
                                               and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of December, 2001.


SIGNATURE                                       TITLE

     /s/   Angelo Napolitano                    President, Chief Executive
---------------------------------
Angelo Napolitano                               Officer, and Director
                                                (Principal Executive Officer)
                                                (Principal Financial Officer)
                                                (Principal Accounting Officer)

                          INDEPENDENT AUDITOR'S REPORT



Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

         I have audited the accompanying balance sheet of Miller Industries, Inc. as of April 30, 2001 and 2000, and the related statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended April 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with auditing standards generally accepted in the United States of America.. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2001 and 2000 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                            /s/ Larry Wolfe
                                            -------------------------------
                                            LARRY WOLFE
                                            Certified Public Accountant


Miami, Florida
July 6, 2001

                             MILLER INDUSTRIES, INC.
                                  BALANCE SHEET
                             APRIL 30, 2001 AND 2000


                                     ASSETS

                                                                   2001             2000
                                                               -----------      -----------
Investment Property:
-------------------
   Land                                                        $   161,443      $   161,443
   Building and Improvements                                     1,018,936          909,986
   Machinery and Equipment                                          11,106           11,106
   Furniture and Fixtures                                           10,251           10,251
                                                               -----------      -----------
        Total Cost                                             $ 1,201,736      $ 1,092,786
   Less: Accumulated Depreciation                                  750,653          742,714
                                                               -----------      -----------
        Net Book Value                                         $   451,083      $   350,072
                                                               -----------      -----------

Other Assets:
------------
   Cash                                                        $   563,727      $   488,048
   Inventories                                                       2,627            5,400
   Prepaid Expenses and Other Assets                                12,422           12,176
   Deferred Lease Incentive (Net of Accumulated
     Amortization - $8,218 in 2001 and $2,739 in 2000)              19,174           24,653
   Loan Costs, Less Accumulated Amortization of $3,952 and
     $1,317 in 2001 and 2000, respectively                          22,396           25,031
   Deferred Tax Assets                                                  --               --
                                                               -----------      -----------
        Total Other Assets                                     $   620,346      $   555,308
                                                               -----------      -----------

        TOTAL ASSETS                                           $ 1,071,429      $   905,380
                                                               ===========      ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Liabilities:
-----------
   Mortgage and Note Payable                                   $ 1,773,284      $ 1,796,785
   Accounts Payable and Accrued Expenses                           342,310          271,927
   Tenant Security Deposits                                         75,692           73,597
                                                               -----------      -----------

        Total Liabilities                                      $ 2,191,286      $ 2,142,309
                                                               -----------      -----------

Shareholders' Deficiency:
------------------------
   Common Stock - $.05 par, 5,000,000 shares authorized;
      2,982,662 shares issued and outstanding                  $   149,133      $   149,133
   Paid-In Capital                                               1,126,507        1,126,507
   Deficit                                                      (2,395,497)      (2,512,569)
                                                               -----------      -----------

        Total Shareholders' Deficiency                         $(1,119,857)     $(1,236,929)
                                                               -----------      -----------

        TOTAL LIABILITIES AND
          SHAREHOLDERS' DEFICIENCY                             $ 1,071,429      $   905,380
                                                               ===========      ===========

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                       YEARS ENDED APRIL 30, 2001 AND 2000


                                                           2001           2000
                                                        ----------     ----------
Revenues:
--------
  Rental Income                                         $  381,205     $  347,024
  Hardware Sales (Net)                                      16,053         29,930
  Other Income                                              28,510         12,909
                                                        ----------     ----------

      Total Revenues                                    $  425,768     $  389,863
                                                        ----------     ----------

Expenses:
--------
  Rental Expenses (Except Interest)                     $  112,297        127,710
  Cost of Hardware Sales                                     7,298         14,398
  Administrative                                            38,766         45,773
  Interest                                                 150,335        136,702
                                                        ----------     ----------

      Total Expenses                                    $  308,696     $  328,583
                                                        ----------     ----------

      Income Before Tax Provision                       $  117,072     $   65,280
                                                        ----------     ----------

Provision for Income Tax:
------------------------
  Federal Income Tax                                    $   26,504     $   10,491
  State Income Tax                                           6,164          3,315
                                                        ----------     ----------
      Total Provision for Income Tax                    $   32,668     $   13,806
                                                        ----------     ----------

      Profit Before Extraordinary Income                $   84,404     $   51,474

Extraordinary Income:
--------------------
  Realization of Prior Years Tax Benefits                   32,668         13,806
                                                        ----------     ----------

      Net Income                                        $  117,072     $   65,280
                                                        ==========     ==========

Income per Common Share Before Extraordinary Income     $      .03     $      .02

Extraordinary Income                                           .01             --
                                                        ----------     ----------

      Net Income                                        $      .04     $      .02
                                                        ==========     ==========

Average Shares of Common Stock Outstanding               2,982,662      2,982,662
                                                        ==========     ==========


See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2001 AND 2000


                                                                   2001           2000
                                                                ---------      ---------
Cash Flows from Operating Activities:
  Profit Before Extraordinary Income                            $  84,404      $  51,474
  Extraordinary Income                                             32,668         13,806
                                                                ---------      ---------
     Net Profit                                                 $ 117,072      $  65,280

  Adjustments to Reconcile Net Loss to Net Cash Provided by
     (Used For) Operating Activities:
     Depreciation                                                   7,939          7,793
     Amortization                                                   8,114         17,222
  Changes in Operating Assets and Liabilities:
     (Increase) Decrease in Inventory                               2,773          2,600
     (Increase) Decrease in Prepaid Expenses and Other               (246)        (2,247)
     Increase (Decrease) in Accounts Payable and Accruals          70,383         38,549
     Increase (Decrease) in Tenant Security Deposits                2,095         22,497
                                                                ---------      ---------

Net Cash Provided by Operating Activities                       $ 208,130      $ 151,694
                                                                ---------      ---------

Cash Flows from Investing Activities:
------------------------------------
  Acquisition of Property and Equipment                         $(108,950)     $ (11,775)
  Acquisition of Deferred Lease Incentives                             --        (27,392)
                                                                ---------      ---------

Net Cash (Used by) Investing Activities                         $(108,950)     $ (39,167)
                                                                ---------      ---------

Cash Flows from Financing Activities:
------------------------------------
  Principal Payments Under Borrowings                           $ (23,501)     $ (84,166)
  Proceeds from Borrowings                                             --        424,425
  Closing Costs                                                        --        (26,348)
                                                                ---------      ---------

Net Cash Provided (Used) by Financing Activities                $ (23,501)     $ 313,911
                                                                ---------      ---------

Net Increase in Cash and Cash Equivalents                       $  75,679      $ 426,438

Cash and Cash Equivalents at Beginning of Year                    488,048         61,610
                                                                ---------      ---------

Cash and Cash Equivalents at End of Year                        $ 563,727      $ 488,048
                                                                =========      =========

Additional Cash Flow Information:
  Cash Payments During the Year
    Interest                                                    $ 149,378      $ 141,031
                                                                =========      =========
    Income Taxes                                                $      --      $      --
                                                                =========      =========

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                       YEARS ENDED APRIL 30, 2001 AND 2000


                                           Common Stock
                                   --------------------------            Additional
                                    Shares                                Paid-In
                                    Issued             Amount             Capital             (Deficit)
                                    ------             ------            ----------         -----------
Balance at April 30, 1999          2,982,662          $149,133          $1,126,507          $(2,577,849)
Net Income - 2000                         --                --                  --               65,280
                                   ---------          --------          ----------          -----------
Balance at April 30, 2000          2,982,662          $149,133          $1,126,507          $(2,512,569)
Net Income - 2001                         --                --                  --              117,072
                                   ---------          --------          ----------          -----------
Balance at April 30, 2001          2,982,662          $149,133          $1,126,507          $(2,395,497)
                                   =========          ========          ==========          ===========





See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2001 AND 2000

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       NATURE OF BUSINESS -
         ------------------

         Miller Industries, Inc., a Florida corporation, currently and since August 1991, has been engaged in the ownership and management of 98,000 square feet of offices and warehouse located in Miami, Florida. During August 1991, the Company discontinued its operations of manufacturing of aluminum windows and doors pursuant to a plan of reorganization.

2.       INVENTORIES -
         -----------

         Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following amounts:


                                                  2001             2000
                                                  ----             ----
         Finished Hardware                      $  2,627         $  5,400
                                                ========         ========

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

                    Building and Improvements          10 to 30 years
                    Machinery and Equipment            7 years
                    Furniture and Fixtures             7 years

         Real property and equipment, with an original cost of approximately $720,000, have been fully depreciated at April 30, 2001.

4.       INTANGIBLES -
         -----------

         Deferred lease incentive and loan costs are carried at cost. The Company amortizes these assets on a straight line basis up to 10 years.

5.       INCOME TAXES -
         ------------

         The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

6.       INCOME PER SHARE -
         ----------------

         Income (loss) per share is computed based upon the weighted average number of common shares outstanding during each year.

7.       CASH -
         ----

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

         The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2001, the Company's uninsured cash balances approximated $460,000.

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

12.      USE OF ESTIMATES -
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to income taxes, asset lives, and inventory valuation.

13.      COMPREHENSIVE INCOME -

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The adoption of this standard does not have an effect on the Company's reported net earnings for fiscal 2001 and 2000 as there is no additional comprehensive income under the statement.

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

15.      SEGMENTS -
         --------

         The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

16.      COSTS OF COMPUTER SOFTWARE -

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expenses as incurred.

         Effective May 1, 2000, the Company adopted SOP 98-1, however, the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

17.      START-UP AND ORGANIZATION COSTS -

         Start-up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants' Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities". Adopted by the Company at its inception, SOP 98-5 provides guidance on the financial reporting of start-up and organization costs and requires such costs to be expensed as incurred. The Company's adoption of SOP 98-5 will not have a significant effect on its financial position or results of operation.

18.      DERIVATIVE INSTRUMENTS -

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which is required to be adopted in years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has determined that the adoption of SFAS 133 is not expected to have a significant effect on its financial position or results of operations.

19.      STOCK-BASED COMPENSATION -

         The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's existence. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. The Company did not pay any stock-based compensation during the period presented.

20.      PENSIONS AND OTHER POST-RETIREMENT BENEFITS -

         Effective January 3, 2001, the Company adopted the provisions of SFAS No. 132, Employers' Disclosures about Pensions and other Post-Retirement Benefits ("SFAS 132"). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers' Accounting for Pensions, and SFAS No. 106, Employers' Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

         The Company has not initiated benefit plans to date which would require disclosure under the statement.

21.      ADVERTISING COSTS -

         Advertising costs generally will be charged to operations in the year incurred. The Company has not incurred any advertising costs for fiscal 2001 and 2000.

22.      BUSINESS CONCENTRATIONS -

         Rental income of the Company's office and warehouse building is subject to the economic conditions of the industrial real estate market place. Changes in this industry may significantly affect management's estimates and the Company's performance. (See Note D.)


NOTE B - MORTGAGE AND NOTES PAYABLE

         Principal balances outstanding and details of notes payable are summarized as follows:

1.       MORTGAGE PAYABLE -
         ----------------

                                                                                                 2001                    2000
                                                                                                 ----                    ----
9% note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company's Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property.
The note is payable in monthly installments of $15,028 (including interest) with
a final payment of approximately $1,489,000 due October 2009.                                 $1,764,781              $1,787,982


2.       INSURANCE PREMIUM NOTE PAYABLE -


9% insurance premium financing, payable in
monthly installments of $1,215 (including interest)
through November 2001                                                                              8,503                   8,803
                                                                                              ----------              ----------
Total Notes Payable                                                                           $1,773,284              $1,796,785
                                                                                              ==========              ==========

         Payments of principal required on the foregoing debt are as follows :


Fiscal Year Ending
           2002                              $   31,418
           2003                                  25,065
           2004                                  27,416
           2005                                  29,988
           2006                                  32,801
        Thereafter                            1,626,596
                                              ---------
           Total                             $1,773,284
                                             ==========

         Land, buildings and improvements, and insurance policies with an approximate cost of $1,203,000 and an approximate net book value of $463,000 are pledged as collateral for these obligations.

NOTE C - INCOME TAXES

         The provision for income taxes consists of the following:


                                            2001                  2000
                                            ----                  ----

             Federal                     $ 26,504               $ 10,491
             State                          6,164                  3,315
                                         --------               --------
                      Total              $ 32,668               $ 13,806
                                         ========               ========

             Current                     $ 33,060               $ 15,208
             Deferred                        (392)                (1,402)
                                         --------               --------
                      Total              $ 32,668               $ 13,806
                                         ========               ========

         Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at March 31, 2001 and 2000 were as follows:


                                                            2001                2000
                                                         ---------         -----------
         Properties and Equipment principally due
         to depreciation                                 $  55,063         $    54,758
         Net operating loss carryforwards                  929,335             973,702
                                                         ---------         -----------
                  Total gross deferred tax assets        $ 984,398         $ 1,028,460
         Less: Valuation allowance                        (984,398)         (1,028,460)
                                                         ---------         -----------
                  Net Deferred Tax Asset                 $      --         $        --
                                                         =========         ===========

         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was decreased by approximately $44,000 for 2001.


         At April 30, 2001, the Company had approximately $2,471,000 of Federal and State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards are available indefinitely. The Federal net operating loss carryforwards will expire as follows:


2002                          $   60,000
2005                              76,000
2006                             641,000
2007                           1,083,000
2008                             206,000
2009                             132,000
2011                             100,000
2012                              68,000
2013                             104,800
2019                                 200
                              ----------

         Total                $2,471,000
                              ==========

         At April 30, 2001, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

         Total Federal tax expense for years ended April 30, 2001 and 2000 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:


                                                       2001                             2000
                                                ------------------------        ------------------------
                                                  Per cent of Pre-Tax              Per cent of Pre-Tax
                                                  Amount         Income           Amount          Income
                                                  ------         ------           ------          ------

Income before provision for income taxes        $ 117,072          100%         $  65,280           100%
                                                ---------          ---          ---------           ---

Computed expected tax expense (credit)          $  39,804           34%         $  22,195            34%
Federal tax (benefit) of State Income Tax          (2,096)          (2)            (1,127)           (2)
Sur Tax Exemption                                 (11,204)         (10)           (10,577)          (16)
                                                ---------          ---            -------           ---

Actual Federal income tax expense               $  26,504           22%         $  10,491            16%
                                                =========          ===          =========           ===

NOTE D - RENTAL INCOME

         The Company leased offices and warehouse space for distribution during fiscal 2001 to three unrelated third parties under leases with varying maturities through 2005. Rental income approximated $381,000 and $347,000 for fiscal 2001 and 2000, respectively. Rental income from three of the Company's tenants amounted to 91% and 86% of total rental income in 2001 and 2000, respectively.

         Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:


2002                                                        $ 380,000
2003                                                          342,000
2004                                                          234,000
2005                                                           31,000
                                                            ---------

Total                                                       $ 987,000
                                                            =========

NOTE E - RENTAL EXPENSES (EXCEPT FOR INTEREST)


Rental expenses consisted of:

                                               2001            2000
                                             --------        --------
Depreciation and Amortization                $ 16,052        $ 25,016
Leasing Expenses                                   --           3,143
Insurance                                      15,973          12,315
Management Fees                                36,000          36,000
Outside Services                                3,723           7,258
Repairs and Maintenance                         5,790          10,998
Utilities                                       1,719           3,728
Taxes                                          33,040          29,252
                                             --------        --------

         Totals                              $112,297        $127,710
                                             ========        ========

NOTE F - ADMINISTRATIVE EXPENSES


Administrative expenses consisted of:

                                               2001            2000
                                             --------        --------
Accounting and Legal                         $ 23,366        $ 24,414
Contract Labor                                     65           2,844
Office Supplies/Postage/Other                   2,557           2,183
Stockholders' Expenses                          9,010          12,698
Telephone                                       3,768           3,634
                                             --------        --------

         Totals                              $ 38,766        $ 45,773
                                             ========        ========

NOTE G - RELATED PARTY TRANSACTIONS

1. Management fees in the amount of $36,000 per year were incurred by the Company for 2001 and 2000 to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Included in accounts payable is approximately $209,000 and $173,000 for 2001 and 2000, respectively owed to Harnap Corp. In addition, Harnap Corp. was reimbursed by the Company during 2000 for out-of-pocket repairs and other expenses in the amount of $4,000.


2. The Company incurred real estate leasing services from Napolitano Realty Corporation that is considered to be a related party for fiscal 2001 and 2000. Leasing services approximated $1,600 for 2000. Included in accounts payable and accrued expenses is approximately $18,000 for 2001 and 2000, respectively owed to Napolitano Realty Corporation.

NOTE H - COMMITMENTS, CONTINGENCIES, SUBSEQUENT EVENTS AND OTHER MATTERS

         ENVIRONMENTAL MATTERS -

         During 1991, the Company was named by the North Carolina Department of Environmental, Health and Natural Resources as one of many Potentially Responsible Parties ("PRPs") for the closure and clean-up of a bankrupt Environmental Protection Agency ("EPA") approved hazardous waste processing facility in Jamestown, North Carolina. Over 1,000 of the PRPs, including the Company, have formed the Seaboard Group II for the purpose of limiting their exposure with respect to the site. To date, the Company has incurred approximately $1,200 in costs with respect to this site. However, the Company is unable to determine what its total costs might be, and no accruals have been made for future clean-up liability at this site.

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