Form 10QSB
period 1999-07-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1999 or

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
                                                             Yes [ ]  No  [X]

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of December 31, 2002 is 2,982,662 shares.

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                  JULY 31, 1999

                                      INDEX

                                                                       Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................5

PART II: OTHER INFORMATION

Items 1 to 6...................................................................6

Signatures.....................................................................6

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                  July 31, 1999
                                   (UNAUDITED)

                                     ASSETS

     Investment Property:
              Land                                  $ 161,443
              Building and Improvements               898,211
              Machinery and Equipment                  11,106
              Furniture and Fixtures                   10,251
                                                   ----------
                 Total Cost                                       $1,081,011
                                                                     736,871
              Less: Accumulated Depreciation                      ----------
                 Net Book Value                                    $ 344,140

     Other Assets:
              Cash                                   $ 90,847
              Inventories                               9,487
              Prepaid Expenses and Other Assets         6,716
              Deferred Lease Incentive (Net of
                Accumulated Amortization of $66,521)    6,580
              Loan Costs, Less Accumulated
              Amortization of $29,8971,                 1,358
                                                   ----------

                 Total Other Assets                                $114,998
                                                                 ----------
                 Total Assets                                      $459,128
                                                                 ==========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

     Liabilities:
               Mortgages and Notes Payable         $1,441,279
               Accounts Payable and Accrued           240,023
               Expenses
               Tenant Security Deposits                58,399
                                                   ----------
               Total Liabilities                                $1,739,701
                                                                ----------

     Shareholders' Deficiency:
               Common Stock, $.05 par, 5,000,000
               shares authorized,2,982,662 shares
               issued and outstanding               $ 149,133
               Paid-in capital                      1,126,507
               Deficit                             (2,556,213)
                                                   ----------
                 Total Shareholders' Deficiency                 (1,280,573)
                                                                ----------
                 Total Liabilities and
                 Shareholders' Deficiency                        $  459,128
                                                                ==========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 1999 AND 1998
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               July 31,
                                                      -----------------------
                                                        1999             1998

      Revenues:

           Rental Income                            $ 72,689         $ 63,799

           Hardware Sales (Net)                        7,512            8,770
           Other Income                                  791              245
                                                    --------         --------

                         Total Revenue              $ 80,992         $ 72,814
                                                    --------         --------

      Expenses:

           Rental Expense (Except Interest)        $ 27,401          $ 30,479
           Cost of Hardware Sales                     3,306             3,859
           Administrative                             6,585             6,908
           Interest                                  22,064            22,484
                                                     ------          --------

           Total Expenses                          $ 59,356          $ 63,730
                                                   --------          --------
           Income Before Tax Provision             $ 21,636          $  9,084
                                                   --------           -------

      Provision for Income Tax:

           Federal Income Tax                      $  4,112         $   2,000
           State Income Tax                             964               500
                                                   --------         ---------

              Total Provision for Income Tax          5,076             2,500

              Income                               $ 16,560           $ 6,584

      Extraordinary Income:

           Realization of Prior Years Tax           $ 5,076            $ 2,500
           Benefits

               Net Income (Loss)                   $ 21,636            $ 9,084
                                                   ========            =======                                                                                                   ========            =======

           Income per Common Share Before
           Extraordinary Income Extraordinary      $    .01            $     -
           Income                                         -                  -                                                                   -                  -
                                                   --------            -------

         Net Income                                $    .01            $     -
                                                   ========            =======

           Average Shares of Common Stock
           Outstanding                            2,982,662          2,982,662
                                                  =========          =========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31,1999 AND 1998
                                   (UNAUDITED)
                          ----------------------------

                                                    Three Months Ended
                                                          July 31,
                                           -------------------------------------
                                                    1999              1998

      Cash Flows From Operating Activities:
      Profit Before Extraordinary Income        $ 16,560           $ 6,584
      Extraordinary Income                         5,076             2,500
                                                ---------         ---------
             Net Profit                         $ 21,636           $ 9,084

      Adjustments to Reconcile Net Income
      to Net Cash Provided by Operating
      Activities:
             Depreciation and Amortization         7,179             9,629
             Changes in Operating Assets and
             Liabilities                          15,670             5,714
                                               ---------         ---------
             Net Cash Provided by Operating
             Activities                        $  44,485         $  24,427
                                               ---------         ---------

Cash Flows From Investing Activities:

      Acquisition of Property and Equipment    $       -         $  (1,600)
            Net Cash (Used in) Investing       ---------         ----------
            Activities                         $       -         $  (1,600)
                                               ---------         ----------

Cash Flows From Financing Activities:

     Principal Payments Under Borrowings       $ (15,248)         $ (14,732)
                                               ----------         ----------
            Net Cash (Used in) Financing
            Activities                         $ (15,248)         $ (14,732)
                                               ----------         ----------

            Net Increase in Cash               $ 29,237           $   8,095

Cash at the Beginning of Period                   61,610             33,634
                                               ---------           ---------
Cash at the End of Period                     $   90,847          $  41,729
                                               =========           =========

Additional Cash Flow Information:

   Cash Paid for Interest                       $ 22,064           $ 22,484
                                               =========           =========
   Cash Paid for Income Tax                     $      -           $      -
                                               =========           =========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 1999 are not necessarily indicative of results that may be expected for the year ended April 30, 2000.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 1999 and for the year ended April 30, 1999.

NOTE B - INCOME PER SHARE:

Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operation

For the first quarter ended July 31, 1999, the Company had rental income of
$73,000, compared with rental income of $64,000 for the same period in 1998.
Rental income was offset by rental expense of $27,000 in the first quarter of
1999, compared to $30,000 in 1998.

During the first quarter of 1999, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the first quarter of
1999 were $7,500 (with cost of goods sold of $3,000), compared to sales of
$9,000 in 1998 (and cost of goods sold of $ 4,000).

Liquidity and Capital Resources

     The Company's cash increased by $29,000 during the first three months of the 1999 fiscal year compared with an increase of $8,000 during the first three months of fiscal year 1998. The increase in cash in 1999 was  primarily due to positive cash flow from operations. As of July 31, 1999, the Company's cash position was approximately $91,000. Current Operations

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

                                    MILLER INDUSTRIES, INC.
                                    (Registrant)

Dated: January 10, 2003          By: /s/ Angelo Napolitano
                                --------------------------------
                                         Angelo Napolitano
                                         Chairman of the Board of Directors
                                         Chief Executive Officer
                                         Principal Financial Officer