Form 10QSB
period 1999-10-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1999 or

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

                          MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                October 31, 1999

                                  INDEX

                                                                        Page No.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations..............................................6

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

                                       i

                             MILLER INDUSTRIES, INC.
                              BALANCE SHEETS

                               October 31, 1999

                                 (UNAUDITED)

                                  ASSETS

Investment Property:
Land                                                     $ 161,443
Building and Improvements                                  911,584
Machinery and Equipment                                     11,106
Furniture and Fixtures                                      10,251
                                                            ------
Total Cost                                                          $1,094,384
Less: Accumulated Depreciation                                         738,821
                                                                       -------
Net Book Value                                                      $  355,563

Other Assets:

Cash                                                     $ 503,418
Inventories                                                  7,344
Prepaid Expenses and Other Assets                            3,503
Deferred Lease Incentive (Net of Accumulated                 2,925
Amortization of $70,176)

Loan Costs, Less Accumulated Amortization of $30,084        28,506
                                                            ------

Total Other Assets                                                     545,696
                                                                       -------
Total Assets                                                        $  901,259
                                                                       =======
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:

Mortgages and Notes Payable                             $1,850,000
Accounts Payable and Accrued Expenses                      254,643
Tenant Security Deposits                                    72,997
                                                            ------
Total Liabilities                                                   $2,177,640

Shareholders' Deficiency:

Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding
                                                        $  149,133
Paid-in capital                                          1,126,507
Deficit                                                 (2,552,021)
                                                       -----------
Total Shareholders' Deficiency                                      (1,276,381)
                                                                    -----------
Total Liabilities and Shareholders' Deficiency                      $  901,259
                                                                    ===========
                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1999 AND 1998
                               (UNAUDITED)

                                                         Six Months Ended
                                                             October 31,
                                                     1999           1998

Revenues:
Rental Income                                       $ 152,603     $ 146,348
Hardware Sales (Net)                                   12,803        16,618
Other Income                                            1,624           528
                                                    ---------     ---------

Total Revenue                                       $ 167,030     $ 163,494
                                                    ---------     ---------

Expenses:
Rental Expense (Except Interest)                     $ 62,158      $ 66,365
Cost of Hardware Sales                                  5,633         7,312
Administrative                                         14,867        12,995
Interest                                               58,544        56,295
                                                    ---------     ---------
Total Expenses                                      $ 141,202     $ 142,967
                                                    ---------     ---------
Income Before Tax Provision                         $  25,828     $  20,527
                                                    ---------     ---------

Provision for Income Tax:
Federal Income Tax                                    $ 4,818       $ 4,134
State Income Tax                                        1,782         1,166
                                                    ---------     ---------
Total Provision for Income Tax                        $ 6,600       $ 5,300
                                                    ---------     ---------
Profit (Loss) Before Extraordinary Income            $ 19,228      $ 15,227

Extraordinary Income:
Realization of Prior Years Tax Benefits                 6,600         5,300
                                                    ---------     ---------

Net Income (Loss)                                    $ 25,828      $ 20,527
                                                    =========     =========
Income per Common Share Before Extraordinary Income     $ .01         $ .01
Extraordinary Income                                ---------     ---------

Net Income                                              $ .01         $ .01
                                                    =========     =========
Average Shares of Common Stock Outstanding          2,982,662     2,982,662
                                                    =========     =========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED OCTOBER 31,1999 AND 1998
                               (UNAUDITED)

                                                       Six Months Ended
                                                          October 31,
                                                     1999         1998
Cash Flows From Operating Activities:
Profit Before Extraordinary Income                   $ 19,228     $ 15,227
Extraordinary Income                                    6,600        5,300
                                                    ----------    ---------
Net Profit                                           $ 25,828     $ 20,527
Adjustments to Reconcile Net Income to Net Cash Provided
by Operating Activities:
Depreciation                                            3,900        8,800
Amortization                                            8,884       10,458
Changes in Operating Assets and Liabilities            50,244       30,086
                                                    ----------    ---------
Net Cash Provided by Operating Activities            $ 88,856     $ 69,871
                                                    ----------    ---------

Cash Flows From Investing Activities:
Acquisition of Property and Equipment               $ (16,298)    $ (1,600)
                                                    ----------    ---------
Net Cash (Used in) Investing Activities             $ (16,298)    $ (1,600)
                                                    ----------    ---------

Cash Flows From Financing Activities:
Principal Payments Under Borrowings                 $ (28,826)   $ (21,927)
Addition to Debt                                      398,077           -
                                                    ----------    ---------
Net Cash Provided by (Used in) Financing Activities $ 369,251   $ (21,927)
                                                    ----------    ---------

Net Increase in Cash                                $ 441,809     $ 46,344

Cash at the Beginning of Period                        61,609       33,634
                                                    ----------    ---------
Cash at the End of Period                           $ 503,418     $ 79,978
                                                    ==========    =========
Additional Cash Flow Information:
Cash Paid for Interest                               $ 58,544     $ 56,295
                                                    ==========    =========
Cash Paid for Income Tax                                 $ -          $ -
                                                    ==========    =========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                               (UNAUDITED)

                                                         Three Months Ended
                                                             October 31,
                                                      1999         1998

Revenues:
Rental Income                                         $ 79,914      $ 82,549
Hardware Sales (Net)                                     5,291         7,848
Other Income                                               833           283
                                                      --------      --------

Total Revenue                                         $ 86,038      $ 90,680
                                                      --------      --------

Expenses:
Rental Expense (Except Interest)                      $ 34,757      $ 35,886
Cost of Hardware Sales                                   2,326         3,453
Administrative                                           8,285         6,087
Interest                                                36,480        33,811
                                                      --------      --------
Total Expenses                                        $ 81,848      $ 79,237
                                                      --------      --------
Income Before Tax Provision                            $ 4,190      $ 11,443
                                                      --------      --------

Provision for Income Tax:
Federal Income Tax                                     $ 1,113       $ 2,240
State Income Tax                                           411           560
                                                       --------      --------
Total Provision for Income Tax                         $ 1,524       $ 2,800
                                                       -------       --------
Profit (Loss) Before Extraordinary Income              $ 2,666       $ 8,643

Extraordinary Income:
Realization of Prior Years Tax Benefits                  1,524         2,800
                                                       --------      --------

Net Income (Loss)                                      $ 4,190      $ 11,443
                                                       ========      ========
Income per Common Share Before Extraordinary Income       $ -           $ -
Extraordinary Income                                   --------      --------

Net Income                                                $ -           $ -
                                                       ========      ========
Average Shares of Common Stock Outstanding           2,982,662     2,982,662
                                                       ========      ========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 1999
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
Operating results for the three month period and the six month period ending
October 31, 1999 are not necessarily indicative of results that may be expected for the year ended April 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operation

For the second quarter ended October 31, 1999, the Company had rental income of $80,000, compared with rental income of $83,000 for the same period in
1998. Rental income was offset by rental expense of $35,000 in the second quarter of 1999, compared to $36,000 in 1998.

During the second quarter of 1999, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the second quarter of 1999 were $5,000 (with cost of goods sold of $2,000), compared to sales of $8,000 in 1998 (and cost of goods sold of $3,000).

Liquidity and Capital Resources

The Company's cash increased by $442,000 during the first six months of the
1999 fiscal year compared with an increase of $46,000 during the first six months of fiscal year 1998. The increase in cash in 1999 was primarily due to the refinancing of the Company's bank debt (which provided an additional
$398,000 in cash to the Company), as well as positive cash flow from operations.
As of October 31, 1999, the Company's cash position was approximately $503,000.

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

PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended
October 31, 1999.

                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its
behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.
(Registrant)

Dated: January 10, 2003 By: /s/ Angelo Napolitano
                            ----------------------
                                Angelo Napolitano
                                Chairman of the Board of Directors
                                Chief Executive Officer
                                Principal Financial Officer