Form 10QSB
period 2000-01-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2000 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                January 31, 2000

                                      INDEX

                                                                        Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................6

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                January 31, 2000
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
   Land                                        $ 161,443
   Building and Improvements                     937,378
   Machinery and Equipment                        11,106
   Furniture and Fixtures                         10,251
                                                ----------
        Total Cost                                               $1,120,178
    Less: Accumulated Depreciation                                  740,771
                                                                  ----------
    Net Book Value                                               $  379,407

Other Assets:
   Cash                                        $ 464,503
   Inventories                                     4,419
   Prepaid Expenses and Other Assets              16,138
   Deferred Lease Incentive (Net of Accumulated
   Amortization of $73,101)                           -
   Loan Costs, Less Accumulated Amortization
   of $30,743                                     27,847
                                                ----------
        Total Other Assets                                          512,907
                                                                  ----------
        Total Assets                                              $ 892,314
                                                                  ==========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
   Mortgages and Notes Payable                 $1,794,049
   Accounts Payable and Accrued Expenses          278,971
                                                ----------
   Tenant Security Deposits                        73,597
                                                ----------
Total Liabilities                                                 $2,146,617

Shareholders' Deficiency:
   Common Stock, $.05 par, 5,000,000 shares
   authorized, 2,982,662 shares issued and
   outstanding                                 $  149,133
   Paid-in capital                              1,126,507
   Deficit                                     (2,529,943)
                                                ----------
        Total Shareholders' Deficiency                            (1,254,303)
                                                                  -----------
        Total Liabilities and Shareholders' Deficiency            $  892,314
                                                                  ===========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

                                                Nine Months Ended
                                                   January 31,
                                        ------------------------------------
                                             2000             1999
Revenues:
   Rental Income                        $   248,567      $   216,961
   Hardware Sales (Net)                      22,327           23,317
   Other Income                               7,262            1,187
                                          ----------       ----------

        Total Revenue                   $   278,156      $   241,465
                                                                                                                                                       ---------          ---------

Expenses:
   Rental Expense (Except Interest)     $    98,630      $   104,517
   Cost of Hardware Sales                    10,047           10,260
   Administrative                            26,136           21,422
   Interest                                  95,437           90,403
                                          ----------       ----------
        Total Expenses                  $   230,250      $   226,602
                                          ----------       ----------                                                                                                             ---------          ---------
        Income Before Tax Provision     $    47,906      $    14,863
                                                                                                                                                       --------           --------

Provision for Income Tax:
   Federal Income Tax                   $     7,738      $    4,200
   State Income Tax                           2,862           1,000
                                         ----------       ----------
        Total Provision for Income Tax  $    10,600      $    5,200
                                         ----------       ----------
        Profit (Loss) Before
        Extraordinary Income            $    37,306      $    9,663

Extraordinary Income:
   Realization of Prior Years Tax Benefits   10,600           5,200
                                         ----------       ----------

        Net Income (Loss)               $    47,906      $   14,863
                                         ==========       ==========

Income per Common Share Before
Extraordinary Income                    $       .01      $       -
Extraordinary Income                             -               -
                                         ----------       ----------

        Net Income                      $      .01       $       -
                                         ==========       ==========

Average Shares of Common Stock
Outstanding                              2,982,662         2,982,662
                                         ==========       ==========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             January 31,
                                                   ------------------------------
                                                        2000               1999
                                                        ----               ----
Cash Flows From Operating Activities:
   Profit Before Extraordinary Income               $   37,306        $   9,663
   Extraordinary Income                                 10,600            5,200
                                                     ----------        ----------
        Net Profit                                  $   47,906        $  14,863

Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
        Depreciation                                     5,850           13,200
        Amortization                                    12,467           15,687
        Changes in Operating Assets and Liabilities     65,462           44,347
                                                     ----------        ----------
        Net Cash Provided by Operating Activities   $  131,685        $  88,097
                                                     ----------        ----------

Cash Flows From Investing Activities:
   Acquisition of Property and Equipment            $  (39,167)       $  (3,710)
                                                     ----------        ----------
        Net Cash (Used in) Investing Activities     $  (39,167)       $  (3,710)
                                                     ----------        ----------

Cash Flows From Financing Activities:
   Principal Payments Under Borrowings              $  (87,701)       $ (29,342)
   Addition to Debt                                    398,077               -
                                                     ----------        ----------
        Net Cash Provided by (Used in) Financing
        Activities                                  $   310,376       $ (29,342)
                                                     ----------        ----------
        Net Increase in Cash                        $   402,894       $  55,045

Cash at the Beginning of Period                          61,609          33,634
                                                     ----------        ----------
Cash at the End of Period                           $   464,503       $  88,679
                                                     ==========        ==========

Additional Cash Flow Information:
   Cash Paid for Interest                           $    95,437       $  90,403
                                                     ==========        ==========
   Cash Paid for Income Tax                         $        -        $      -
                                                     ==========        ==========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2000 AND 1999
                                   (UNAUDITED)

                                             Three Months Ended
                                                 January 31,
                                    -----------------------------------
                                             2000                1999
                                          ----------        -------------
Revenues:
   Rental Income                        $   95,964          $   70,613
   Hardware Sales (Net)                      9,524               6,699
   Other Income                              5,638                 659
                                          ----------        -------------
        Total Revenue                   $  111,126          $   77,971
                                          -----------       -------------

Expenses:
   Rental Expense (Except Interest)     $   36,470          $   38,152
   Cost of Hardware Sales                    4,414               2,948
   Administrative                           11,269               8,427
   Interest                                 36,894              34,108
                                          ----------        -------------
        Total Expenses                  $   89,047          $   83,635
                                          ----------        -------------
        Income Before Tax Provision     $   22,079          $   (5,664)
                                          ----------        -------------

Provision for Income Tax:
   Federal Income Tax                   $    2,920              (1,600)
   State Income Tax                          1,080                (400)
                                          ----------        -------------
        Total Provision for Income Tax  $    4,000          $   (2,000)
                                          ----------        -------------
        Profit (Loss) Before
        Extraordinary Income            $   18,079          $   (3,664)

Extraordinary Income:
   Realization of Prior Years Tax
   Benefits                                  4,000              (2,000)
                                          ----------        -------------
        Net Income (Loss)               $   22,079           $ (5,664)
                                          ==========        =============                                                                                                             ========           =========

Income per Common Share Before
Extraordinary Income                    $      .01           $     -
Extraordinary Income                            -                  -
                                         -------------      -------------
   Net Income                           $      .01           $     -
                                         =============      =============
Average Shares of Common Stock
Outstanding                              2,982,662          2,982,662
                                         =============      =============

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2000
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
Operating results for the three month period and the nine month period ending
January 31, 2000 are not necessarily indicative of results that may be expected for the year ended April 30, 2000.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operation

For the third quarter ended January 31, 2000, the Company had rental income of
$96,000, compared with rental income of $71,000 for the same period in 1999. The increase was due to rental of additional space in the Company's building. Rental income was offset by rental expense of $36,000 in the third quarter of 2000, compared to $38,000 in 1999.

During the third quarter of 2000, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the third quarter of
2000 were $9,500 (with cost of goods sold of $4,000), compared to sales of
$7,000 in 1999 (and cost of goods sold of $3,000).

Liquidity and Capital Resources

The Company's cash increased by $403,000 during the first nine months of the
2000 fiscal year compared with an increase of $55,000 during the first nine months of fiscal year 1999. The increase in cash in 2000 was primarily due to the refinancing of the Company's mortgage, as well as positive cash flow from operations. As of January 31, 2000, the Company's cash position was approximately $465,000.

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

PART II. OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended
January 31, 2000.

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
                                                       -------------------------
                                                           Angelo Napolitano
                                                           Chairman of the Board of Directors
                                                           Chief Executive Officer
                                                           Principal Financial Officer

