Form 10QSB
period 2000-07-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended July 31, 2000 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                  JULY 31, 2000

                                      INDEX

                                                                         Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................5

PART II: OTHER INFORMATION

Items 1 to 6...................................................................6

Signatures.....................................................................6

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                  July 31, 2000
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
  Land                                              $   161,443
  Building and Improvements                             909,986
  Machinery and Equipment                                11,106
  Furniture and Fixtures                                 10,251
                                                    ------------
    Total Cost                                                       $1,092,786
  Less: Accumulated Depreciation                                     $  744,689
                                                                     -----------
    Net Book Value                                                   $  348,097

Other Assets:
  Cash                                              $   539,070
  Inventories                                             2,838
  Prepaid Expenses and Other Assets                       8,014
  Deferred Lease Incentive (Net of Accumulated
    Amortization of $4,101)                              23,291
  Loan Costs, Less Accumulated Amortization of
    $1,976                                               24,372
                                                    ------------
    Total Other Assets                                                  597,585
                                                                     -----------
    Total Assets                                                     $  945,682
                                                                     ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
  Mortgages and Notes Payable                       $ 1,781,797
  Accounts Payable and Accrued Expenses                 275,779
  Tenant Security Deposits                               73,597
                                                    ------------
    Total Liabilities                                                $2,131,173

Shareholders' Deficiency:
  Common Stock, $.05 par, 5,000,000 shares
    authorized, 2,982,662 shares issued and
    outstanding                                     $   149,133
  Paid-in capital                                     1,126,507
  Deficit                                            (2,461,131)
                                                    ------------
    Total Shareholders' Deficiency                                   (1,185,491)
                                                                     -----------
    Total Liabilities and Shareholders' Deficiency                   $  945,682
                                                                     ===========

                 See accompanying notes to financial statements.

                                       1

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2000 AND 1999
                                   (UNAUDITED)

                                                    Three Months Ended
                                                          July 31,

                                                     2000               1999
                                                 ------------        -----------
Revenues:
  Rental Income                                  $    98,353         $   72,689
  Hardware Sales (Net)                                 5,338              7,512
  Other Income                                         6,652                791
                                                 ------------        -----------
    Total Revenue                                $   110,343         $   80,992
                                                 ------------        -----------
Expenses:
  Rental Expense (Except Interest)               $    22,833         $   27,401
  Cost of Hardware Sales                               2,562              3,306
  Administrative                                       5,451              6,585
  Interest                                            28,059             22,064
                                                 ------------        -----------
    Total Expenses                               $    58,905         $   59,356
                                                 ------------        -----------
    Income Before Tax Provision                  $    51,438         $   21,636
                                                 ------------        -----------
Provision for Income Tax:
  Federal Income Tax                             $     9,800         $    4,112
  State Income Tax                                     2,685                964
                                                 ------------        -----------
    Total Provision for Income Tax               $    12,485         $    5,076
                                                 ------------        -----------
    Profit (Loss) Before Extraordinary Income    $    38,953         $   16,560

Extraordinary Income:
  Realization of Prior Years Tax Benefits             12,485              5,076
                                                 ------------        -----------
    Net Income (Loss)                            $    51,438         $   21,636
                                                 ============        ===========

Income per Common Share Before Extraordinary
  Income                                         $       .01         $      .01
Extraordinary Income                                      -                  -
                                                 ------------        -----------
  Net Income                                     $       .01         $      .01
                                                 ============        ===========

Average Shares of Common Stock Outstanding         2,982,662          2,982,662
                                                 ============        ===========

                 See accompanying notes to financial statements.

                                       2

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31,2000 AND 1999
                                   (UNAUDITED)

                                                       Three Months Ended
                                                             July 31,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------        -----------
Cash Flows From Operating Activities:
  Profit Before Extraordinary Income             $    38,953         $   16,560
  Extraordinary Income                                12,485              5,076
    Net Profit                                   $    51,438             21,636
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
   Depreciation                                        1,975              1,950
   Amortization                                        2,021              5,229
   Changes in Operating Assets and Liabilities        10,576             15,670
                                                 ------------        -----------
     Net Cash Provided by Operating Activities   $    66,010         $   44,485
                                                 ------------        -----------

Cash Flows From Investing Activities:
  Acquisition of Property and Equipment          $        -          $       -
                                                 ------------        -----------
  Net Cash (Used in) Investing Activities        $        -          $       -
                                                 ------------        -----------
Cash Flows From Financing Activities:
  Principal Payments Under Borrowings            $   (14,988)        $  (15,248)
                                                 ------------        -----------
  Addition to Debt                                         -                  -
                                                 ------------        -----------
    Net Cash Provided by (Used in) Financing
      Activities                                 $   (14,988)        $  (15,248)
                                                 ------------        -----------
    Net Increase in Cash                         $    51,022         $   29,237

Cash at the Beginning of Period                      488,048             61,610
                                                 ------------        -----------
Cash at the End of Period                        $   539,070         $   90,847
                                                 ============        ===========

Additional Cash Flow Information:
  Cash Paid for Interest                         $    28,059         $   22,064
                                                 ============        ===========
  Cash Paid for Income Tax                       $        -                  -
                                                 ============        ===========

                See accompanying notes to financial statements.

                                       3

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2000
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
Operating results for the three month period ending July 31, 2000 are not necessarily indicative of results that may be expected for the year ended April
30, 2001.

      For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2000 and for the year ended April 30,
2000.

NOTE B - INCOME PER SHARE:

      Basic Earnings per Share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the
Company has no potentially dilutive securities outstanding.

                                       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Results of Operation

For the first quarter ended July 31, 2000, the Company had rental income of
$98,000, compared with rental income of $73,000 for the same period in 1999.
Rental income was offset by rental expense of $23,000 in the first quarter of
2000, compared to $27,000 in 1999.

During the first quarter of 2000, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the first quarter of
2000 were $5,000 (with cost of goods sold of $3,000), compared to sales of
$8,000 in 1999 (and cost of goods sold of $3,000).

Liquidity and Capital Resources

The Company's cash increased by $51,000 during the first three months of the
2000 fiscal year compared with an increase of $29,000 during the first three months of fiscal year 1999. The increase in cash in 2000 was primarily due to positive cash flow from operations. As of July 31, 2000, the Company's cash position was approximately $539,000.

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

PART II.  OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended
July 31, 2000.

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
                                                      -------------------------------
                                                          Angelo Napolitano
                                                          Chairman of the Board of Directors
                                                          Chief Executive Officer
                                                          Principal Financial Officer