Form 10QSB
period 2000-10-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2000 or

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

                             MILLER INDUSTRIES, INC
                                   FORM 10-QSB
                                October 31, 2000

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

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                October 31, 2000
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
Land                                             $ 161,443
Building and Improvements                          909,986
Machinery and Equipment                             11,106
Furniture and Fixtures                              10,251
                                                    ------
Total Cost                                                    $1,092,786
Less: Accumulated Depreciation                                   746,664
                                                                 -------
Net Book Value                                                 $ 346,122

Other Assets:
Cash                                             $ 578,456
Inventories                                          1,865
Prepaid Expenses and Other Assets                    4,052
Deferred Lease Incentive (Net of Accumulated
Amortization of $5,463)                             21,929
Loan Costs, Less Accumulated Amortization
of $2,635                                           23,713
                                                    ------
Total Other Assets                                               630,015
                                                                 -------
Total Assets                                                   $ 976,137
                                                                 =======
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable                     $1,775,491
Accounts Payable and Accrued Expenses              284,364
Tenant Security Deposits                            70,557
                                                    ------
Total Liabilities                                             $2,130,412

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares
authorized, 2,982,662 shares issued and
outstanding                                      $ 149,133
Paid-in capital                                  1,126,507
Deficit                                         (2,429,915)
                                               -----------
Total Shareholders' Deficiency                                (1,154,275)
                                                             -----------
Total Liabilities and Shareholders' Deficiency                 $ 976,137
                                                             ===========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                         Six Months Ended
                                                           October 31,
                                                      2000          1999

Revenues:
Rental Income                                        $ 193,581     $ 152,603
Hardware Sales (Net)                                     7,895        12,803
Other Income                                            14,104         1,624
                                                     ---------     ---------

Total Revenue                                        $ 215,580     $ 167,030
                                                     ---------     ---------

Expenses:
Rental Expense (Except Interest)                      $ 49,029      $ 62,158
Cost of Hardware Sales                                   3,713         5,633
Administrative                                          17,643        14,867
Interest                                                62,541        58,544
                                                     ---------     ---------
Total Expenses                                       $ 132,926     $ 141,202
                                                     ---------     ---------
Income Before Tax Provision                           $ 82,654      $ 25,828
                                                     ---------     ---------

Provision for Income Tax:
Federal Income Tax                                    $ 12,270       $ 4,818
State Income Tax                                         4,425         1,782
                                                     ---------     ---------
Total Provision for Income Tax                        $ 16,695       $ 6,600
                                                     ---------     ---------
Profit (Loss) Before Extraordinary Income             $ 65,959      $ 19,228

Extraordinary Income:
Realization of Prior Years Tax Benefits                 16,695         6,600
                                                     ---------     ---------

Net Income (Loss)                                     $ 82,654      $ 25,828
                                                     =========     =========
Income per Common Share Before Extraordinary Income      $ .02         $ .01
Extraordinary Income                                       .01            -
                                                     ---------     ---------

Net Income                                               $ .03         $ .01
                                                     =========     =========
Average Shares of Common Stock Outstanding           2,982,662     2,982,662
                                                     =========     =========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                           Six Months Ended
                                                             October 31,
                                                       2000         1999

Cash Flows From Operating Activities:
Profit Before Extraordinary Income                     $ 65,959     $ 19,228
Extraordinary Income                                     16,695        6,600
                                                      ---------     --------
Net Profit                                             $ 82,654     $ 25,828
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation                                              3,950        3,900
Amortization                                              4,042        8,884
Changes in Operating Assets and Liabilities              21,056       50,244
                                                      ---------     --------
Net Cash Provided by Operating Activities             $ 111,702     $ 88,856
                                                      ---------     --------

Cash Flows From Investing Activities:
Acquisition of Property and Equipment                       $ -    $ (16,298)
                                                      ---------     --------
Net Cash (Used in) Investing Activities                     $ -    $ (16,298)
                                                      ---------     --------

Cash Flows From Financing Activities:
Principal Payments Under Borrowings                   $ (21,294)   $ (28,826)
Addition to Debt                                             -       398,077
                                                      ---------     --------
Net Cash Provided by (Used in) Financing Activities   $ (21,294)    $ 369,251
                                                      ----------    ---------

Net Increase in Cash                                   $ 90,408    $ 441,809

Cash at the Beginning of Period                         488,048       61,609
                                                      ---------     --------
Cash at the End of Period                             $ 578,456    $ 503,418
                                                      =========     ========
Additional Cash Flow Information:
Cash Paid for Interest                                 $ 62,541     $ 58,544
                                                      =========     ========
Cash Paid for Income Tax                                   $ -          $ -
                                                      =========     ========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          October 31,
                                                      2000          1999

Revenues:
Rental Income                                         $ 95,228      $ 79,914
Hardware Sales (Net)                                     2,557         5,291
Other Income                                             7,452           833
                                                     ---------      --------

Total Revenue                                        $ 105,237      $ 86,038
                                                     ---------      --------

Expenses:
Rental Expense (Except Interest)                      $ 26,197      $ 34,757
Cost of Hardware Sales                                   1,151         2,326
Administrative                                          12,192         8,285
Interest                                                34,482        36,480
                                                     ---------      --------
Total Expenses                                        $ 74,022      $ 81,848
                                                     ---------      --------
Income Before Tax Provision                           $ 31,215       $ 4,190
                                                     ---------      --------

Provision for Income Tax:
Federal Income Tax                                     $ 2,470       $ 1,113
State Income Tax                                         1,730           411
                                                      ---------      --------
Total Provision for Income Tax                         $ 4,200       $ 1,524
                                                      ---------      --------
Profit (Loss) Before Extraordinary Income             $ 27,015       $ 2,666

Extraordinary Income:
Realization of Prior Years Tax Benefits                 4,200         1,524
                                                      ---------      --------

Net Income (Loss)                                    $ 31,215       $ 4,190
                                                      =========      ========
Income per Common Share Before Extraordinary Income     $ .01           $ -
Extraordinary Income                                  ---------      --------

Net Income                                              $ .01           $ -
                                                      =========      ========
Average Shares of Common Stock Outstanding          2,982,662     2,982,662
                                                      =========      ========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
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
Operating results for the three month period and the six month period ending
October 31, 2000 are not necessarily indicative of results that may be expected for the year ended April 30, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operation

For the second quarter ended October 31, 2000, the Company had rental income of $95,000, compared with rental income of $80,000 for the same period in
1999. Rental income was offset by rental expense of $26,000 in the second quarter of 2000, compared to $35,000 in 1999.

During the second quarter of 2000, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the second quarter of 2000 were $3,000 (with cost of goods sold of $1,000), compared to sales of $8,000 in 1999 (and cost of goods sold of $2,000).

Liquidity and Capital Resources

The Company's cash increased by $90,000 during the first six months of the
2000 fiscal year compared with an increase of $442,000 during the first six months of fiscal year 1999. The increase in cash in 2000 was primarily due to positive cash flow from operations. As of October 31, 2000, the Company's cash position was approximately $578,000.

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

PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended
October 31, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MILLER INDUSTRIES, INC.
                                        (Registrant)

Dated: January 15, 2003                         By: /s/ Angelo Napolitano
                                                 ----------------------
                                                        Angelo Napolitano
                                                        Chairman of the Board of Directors
                                                        Chief Executive Officer
                                                        Principal Financial Officer