Form 10QSB
period 2001-01-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the quarterly period ended January 31, 2001 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                January 31, 2001

                                      INDEX

                                                                        Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................6

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                January 31, 2001
                                   (UNAUDITED)

                                     ASSETS
Investment Property:
   Land                                            $  161,443
   Building and Improvements                          909,986
   Machinery and Equipment                             11,106
   Furniture and Fixtures                              10,251
                                                    -----------
     Total Cost                                                      $1,092,786
   Less: Accumulated Depreciation                                       748,639
                                                                     -----------
     Net Book Value                                                  $  344,147

Other Assets:
   Cash                                            $  589,055
   Inventories                                          3,798
   Prepaid Expenses and Other Assets                   16,534
   Deferred Lease Incentive (Net of Accumulated
     Amortization of $6,825)                           20,567
   Loan Costs, Less Accumulated Amortization of
     $3,293                                            23,055
                                                  -----------
     Total Other Assets                                                 653,009
                                                                     -----------
      Total Assets                                                   $  997,156
                                                                     ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
   Mortgages and Notes Payable                     $1,770,196
   Accounts Payable and Accrued Expenses              286,112
   Tenant Security Deposits                            75,692
                                                  -----------
      Total Liabilities                                              $2,132,000

Shareholders' Deficiency:
   Common Stock, $.05 par, 5,000,000 shares
     authorized, 2,982,662 shares issued
     and outstanding                                $ 149,133
   Paid-in capital                                  1,126,507
   Deficit                                         (2,410,484)
                                                  -----------
      Total Shareholders' Deficiency                                 (1,134,844)
                                                                     -----------
      Total Liabilities and Shareholders' Deficiency                 $  997,156
                                                                     ===========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                 Nine Months Ended
                                                    January 31,
                                          -------------------------------
                                              2001               2000
                                          -----------        ------------
Revenues:
  Rental Income                           $  282,409         $   248,567
  Hardware Sales (Net)                        10,982              22,327
  Other Income                                21,996               7,262
                                          -----------        ------------
     Total Revenue                        $  315,387         $   278,156

Expenses:
  Rental Expense (Except Interest)        $   76,580         $    98,630
  Cost of Hardware Sales                       5,071              10,047
  Administrative                              28,606              26,136
  Interest                                   103,045              95,437
                                          -----------        ------------
     Total Expenses                       $  213,302         $   230,250
     Income Before Tax Provision          $  102,085         $    47,906

Provision for Income Tax:
  Federal Income Tax                      $   14,410         $     7,738
  State Income Tax                             5,390               2,862
                                          -----------        ------------
     Total Provision for Income Tax       $   19,800         $    10,600
                                          -----------        ------------
     Profit (Loss) Before Extraordinary
        Income                            $   82,285         $    37,306

Extraordinary Income:
  Realization of Prior Years Tax Benefits     19,800              10,600
                                          -----------        ------------
     Net Income (Loss)                    $  102,085         $    47,906
                                          ===========        ============
Income per Common Share Before
  Extraordinary Income                    $      .03         $       .01
                                          ===========        ============
Extraordinary Income                              -                   -
                                          -----------        ------------
      Net Income                          $      .03                 .01
                                          ===========        ============
Average Shares of Common Stock
  Outstanding                              2,982,662           2,982,662
                                          ===========        ============

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                  Nine Months Ended
                                                      January 31,
                                          -------------------------------
                                               2001               2000
                                          -----------        ------------
Cash Flows From Operating Activities:
  Profit Before Extraordinary Income      $   82,285         $    37,306
  Extraordinary Income                        19,800              10,600
                                          -----------        ------------
    Net Profit                            $  102,085              47,906
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
      Depreciation                             5,925               5,850
      Amortization                             6,062              12,467
      Changes in Operating Assets and
      Liabilities                             13,524              65,462
                                          -----------        ------------
    Net Cash Provided by Operating
      Activities                          $  127,596             131,685
                                          -----------        ------------
Cash Flows From Investing Activities:
  Acquisition of Property and Equipment   $       -          $   (39,167)
                                          -----------        ------------
    Net Cash (Used in) Investing
      Activities                         $       -              (39,167)
                                          -----------        ------------
Cash Flows From Financing Activities:
  Principal Payments Under Borrowings     $  (26,589)        $   (87,701)
  Addition to Debt                                -              398,077
                                          -----------        ------------
    Net Cash Provided by (Used in)
      Financing Activities                $  (26,589)            310,376
                                          -----------        ------------
    Net Increase in Cash                  $  101,007             402,894

Cash at the Beginning of Period              488,048              61,609
                                          -----------        ------------
Cash at the End of Period                 $  589,055             464,503
                                          ===========        ============
Additional Cash Flow Information:
     Cash Paid for Interest               $  103,045         $    95,437
                                          ===========        ============
     Cash Paid for Income Tax             $       -                   -
                                          ===========        ============

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                Three Months Ended
                                                    January 31,
                                          -------------------------------
                                              2001               2000
                                          -----------        ------------
Revenues:
  Rental Income                           $   88,828         $    95,964
  Hardware Sales (Net)                         3,086               9,524
  Other Income                                 7,892               5,638
                                          -----------        ------------
    Total Revenue                         $   99,806         $   111,126
                                          -----------        ------------
Expenses:
  Rental Expense (Except Interest)        $   27,549         $    36,470
  Cost of Hardware Sales                       1,358               4,414
  Administrative                              10,963              11,269
  Interest                                    40,505              36,894
                                          -----------        ------------
    Total Expenses                        $   80,375         $    89,047
                                          -----------        ------------
    Income Before Tax Provision           $   19,431         $    22,079
                                          -----------        ------------
Provision for Income Tax:
  Federal Income Tax                      $    2,140               2,920
  State Income Tax                               965               1,080
                                          -----------        ------------
    Total Provision for Income Tax        $    3,105         $     4,000
                                          -----------        ------------
    Profit (Loss) Before Extraordinary
      Income                              $   16,326         $    18,079

Extraordinary Income:
  Realization of Prior Years Tax
    Benefits                                   3,105               4,000
                                          -----------        ------------
    Net Income (Loss)                     $   19,431         $    22,079

Income per Common Share Before
  Extraordinary Income                    $      .01         $       .01
Extraordinary Income                              -                   -
                                          -----------        ------------
  Net Income                              $      .01         $       .01
                                          ===========        ============
Average Shares of Common Stock
  Outstanding                              2,982,662           2,982,662
                                          ===========        ============

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2001
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
Operating results for the three month period and the nine month period ending
January 31, 2001 are not necessarily indicative of results that may be expected for the year ended April 30, 2001.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operation

For the third quarter ended January 31, 2001, the Company had rental income of
$89,000, compared with rental income of $96,000 for the same period in 2000.
Rental income was offset by rental expense of $28,000 in the third quarter of
2001, compared to $36,000 in 2000.

During the third quarter of 2001, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the third quarter of
2001 were $3,000 (with cost of goods sold of $1,000), compared to sales of
$10,000 in 2000 (and cost of goods sold of $4,000).

Liquidity and Capital Resources

The Company's cash increased by $101,000 during the first nine months of the
2001 fiscal year compared with an increase of $402,000 during the first nine months of fiscal year 2000. The increase in cash in 2001 was primarily due to positive cash flow from operations. As of January 31, 2001, the Company's cash position was approximately $589,000.

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

PART II. OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended
January 31, 2001.

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

