Form 10QSB
period 2001-07-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended July 31, 2001 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                  JULY 31, 2001

                                      INDEX

                                                                        Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................5

PART II: OTHER INFORMATION

Items 1 to 6...................................................................6

Signatures.....................................................................6

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                  July 31, 2001
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
  Land                                        $  161,443
  Building and Improvements                    1,018,936
  Machinery and Equipment                         11,106
  Furniture and Fixtures                          10,251
                                              -----------
    Total Cost                                                       $1,201,736
  Less: Accumulated Depreciation                                        752,628
                                                                     -----------
    Net Book Value                                                   $  449,108

Other Assets:
  Cash                                        $  620,619
  Inventories                                        956
  Prepaid Expenses and Other Assets                8,312
  Deferred Lease Incentive (Net of Accumulated
    Amortization of $9,580)                       17,812
  Loan Costs, Less Accumulated Amortization of
    $4,602                                        21,746
                                              -----------
    Total Other Assets                                                  669,445
                                                                     -----------
    Total Assets                                                     $1,118,553
                                                                     ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
  Mortgages and Notes Payable                 $1,759,243
  Accounts Payable and Accrued Expenses          346,068
  Tenant Security Deposits                        75,692
                                              -----------
     Total Liabilities                                               $2,181,003

Shareholders' Deficiency:
  Common Stock, $.05 par, 5,000,000 shares
    authorized, 2,982,662 shares issued and
    outstanding                               $  149,133
  Paid-in Capital                              1,126,507
  Deficit                                     (2,338,090)
                                              -----------
    Total Shareholders' Deficiency                                   (1,062,450)
                                                                     -----------
    Total Liabilities and Shareholders' Deficiency                   $1,118,553
                                                                     ===========

                 See accompanying notes to financial statements.

                                       1

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               July 31,
                                                 -------------------------------
                                                    2001                 2000
                                                 ------------        -----------
Revenues:
  Rental Income                                  $   105,518         $   98,353
  Hardware Sales (Net)                                 4,178              5,338
  Other Income                                         5,308              6,652
                                                 ------------        -----------
    Total Revenue                                $   115,004         $  110,343
                                                 ------------        -----------
Expenses:
  Rental Expense (Except Interest)               $    21,044         $   22,833
  Cost of Hardware Sales                               1,671              2,562
  Administrative                                       8,452              5,451
  Interest                                            26,430             28,059
                                                 ------------        -----------
    Total Expenses                               $    57,597         $   58,905
                                                 ------------        -----------
    Income Before Tax Provision                  $    57,407         $   51,438
                                                 ------------        -----------
Provision for Income Tax:
  Federal Income Tax                             $     9,050         $    9,800
  State Income Tax                                     1,950              2,695
                                                 ------------        -----------
  Total Provision for Income Tax                 $    11,000         $   12,485
                                                 ------------        -----------
  Profit (Loss) Before Extraordinary Income      $    46,407         $   38,953

Extraordinary Income:
  Realization of Prior Years Tax Benefits             11,000             12,485
                                                 ------------        -----------
    Net Income (Loss)                            $    57,407         $   51,438
                                                 ============        ===========
Income per Common Share Before Extraordinary
  Income                                         $       .02         $      .01
Extraordinary Income                                      -                  -
                                                 ------------        -----------
  Net Income                                     $       .02         $      .01
                                                 ============        ===========
Average Shares of Common Stock Outstanding         2,982,662          2,982,662
                                                 ============        ===========

                 See accompanying notes to financial statements.

                                       2

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           July 31,
                                                 -------------------------------
                                                    2001                2000
                                                 ------------        -----------
Cash Flows From Operating Activities:
  Profit Before Extraordinary Income             $    46,407         $   38,953
  Extraordinary Income                                11,000             12,485
                                                 ------------        -----------
    Net Profit                                   $    57,407         $   51,438
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Depreciation                                      1,975              1,975
     Amortization                                      2,012              2,021
     Changes in Operating Assets and Liabilities       9,539             10,576
                                                 ------------        -----------
      Net Cash Provided by Operating Activities  $    70,933         $   66,010
                                                 ------------        -----------
Cash Flows From Investing Activities:
  Acquisition of Property and Equipment          $        -          $       -
                                                 ------------        -----------
      Net Cash (Used in) Investing Activities    $        -          $       -
                                                 ------------        -----------
Cash Flows From Financing Activities:
  Principal Payments Under Borrowings            $   (14,041)        $  (14,988)
                                                 ------------        -----------
  Addition to Debt                                        -                  -
                                                 ------------        -----------
   Net Cash Provided by (Used in) Financing
     Activities                                  $   (14,041)        $  (14,988)
                                                 ------------        -----------

   Net Increase in Cash                          $    56,892         $   51,022

Cash at the Beginning of Period                      563,727            488,048
                                                 ------------        -----------
Cash at the End of Period                        $   620,619         $  539,070
                                                 ============        ===========
Additional Cash Flow Information:
  Cash Paid for Interest                         $    26,430         $   28,059
                                                 ============        ===========
  Cash Paid for Income Tax                       $        -          $       -
                                                 ============        ===========

                See accompanying notes to financial statements.

                                      3

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2001
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
Operating results for the three month period ending July 31, 2001 are not necessarily indicative of results that may be expected for the year ended April
30, 2002.

      For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2001 and for the year ended April 30,
2001.

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

                                       4

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operation

For the first quarter ended July 31, 2001, the Company had rental income of
$106,000, compared with rental income of $98,000 for the same period in 2000.
Rental income was offset by rental expense of $21,000 in the first quarter of
2001, compared to $23,000 in 2000.

During the first quarter of 2001, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the first quarter of
2001 were $4,000 (with cost of goods sold of $2,000), compared to sales of
$5,000 in 2000 (and cost of goods sold of $3,000).

Liquidity and Capital Resources

The Company's cash increased by $57,000 during the first three months of the
2001 fiscal year compared with an increase of $51,000 during the first three months of fiscal year 2000. The increase in cash in 2001 was primarily due to cash flow from operations. As of July 31, 2001, the Company's cash position was approximately $621,000.

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

PART II.  OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended
July 31, 2001.

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