Form 10QSB
period 2001-10-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                              Washington, DC 20549

                                   FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2001 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                October 31, 2001

                                      INDEX

                                                                        Page No.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations..................................................6

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                October 31, 2001
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
Land                                               $ 161,443
Building and Improvements                          1,018,936
Machinery and Equipment                               11,106
Furniture and Fixtures                                10,251
                                                  -----------
Total Cost                                                       $1,201,736
Less: Accumulated Depreciation                                      754,603
                                                                -----------
Net Book Value                                                    $ 447,133

Other Assets:
Cash                                               $ 639,537
Inventories                                               81
Prepaid Expenses and Other Assets                      4,300
Deferred Lease Incentive (Net of Accumulated
Amortization of $2,724)                               16,450

Loan Costs, Less Accumulated Amortization of $2,617   21,096
                                                   -----------
Total Other Assets                                                  681,464
                                                                 -----------
Total Assets                                                     $1,128,597
                                                                 ===========
                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable                        $1,753,580
Accounts Payable and Accrued Expenses                 333,502
Tenant Security Deposits                               75,692
                                                   -----------
Total Liabilities                                                $2,162,774

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares
authorized, 2,982,662 shares issued
and outstanding                                     $ 149,133
Paid-in capital                                     1,126,507
Deficit                                            (2,309,817)
                                                  -----------
Total Shareholders' Deficiency                                   (1,034,177)
                                                                 -----------
Total Liabilities and Shareholders' Deficiency                  $ 1,128,597
                                                                 ===========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                         Six Months Ended
                                                            October 31,
                                                       2001          2000

Revenues:
Rental Income                                       $ 208,836     $ 193,581
Hardware Sales (Net)                                    6,392         7,895
Other Income                                            9,651        14,104
                                                    ---------     ---------

Total Revenue                                       $ 224,879     $ 215,580
                                                    ---------     ---------

Expenses:
Rental Expense (Except Interest)                     $ 47,836      $ 49,029
Cost of Hardware Sales                                  2,714         3,713
Administrative                                         16,942        17,643
Interest                                               71,707        62,541
                                                    ---------     ---------
Total Expenses                                      $ 139,199     $ 132,926
                                                    ---------     ---------
Income Before Tax Provision                          $ 85,680      $ 82,654
                                                    ---------     ---------

Provision for Income Tax:
Federal Income Tax                                   $ 13,350      $ 12,270
State Income Tax                                        2,950         4,425
                                                     ---------     ---------
Total Provision for Income Tax                       $ 16,300      $ 16,695
                                                     --------      --------
Profit (Loss) Before Extraordinary Income            $ 69,380      $ 65,959

Extraordinary Income:
Realization of Prior Years Tax Benefits                16,300        16,695
                                                    ---------     ---------

Net Income (Loss)                                    $ 85,680      $ 82,654
                                                    =========     =========
Income per Common Share Before Extraordinary Income     $ .02         $ .02
Extraordinary Income                                      .01           .01
                                                    ---------     ---------

Net Income                                              $ .03         $ .03
                                                    =========     =========
Average Shares of Common Stock Outstanding          2,982,662     2,982,662
                                                    =========     =========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                         Six Months Ended
                                                            October 31,
                                                        2001          2000
                                                      -------       -------
Cash Flows From Operating Activities:
Profit Before Extraordinary Income                   $ 69,380     $ 65,959
Extraordinary Income                                   16,300       16,695
                                                      -------      -------
Net Profit                                           $ 85,680     $ 82,654
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Depreciation                                            3,950        3,950
Amortization                                            4,024        4,042
Changes in Operating Assets and Liabilities             1,860       21,056
                                                       -------      -------
Net Cash Provided by Operating Activities            $ 95,514     $111,702
                                                       -------      -------
Cash Flows From Investing Activities:
Acquisition of Property and Equipment                    $ -         $ -
                                                       -------      -------
Net Cash (Used in) Investing Activities                  $ -         $ -
                                                       -------      -------
Cash Flows From Financing Activities:
Principal Payments Under Borrowings                 $ (19,704)   $ (21,294)
Addition to Debt                                           -           -

Net Cash Provided by (Used in) Financing Activities $ (19,704)   $ (21,294)
                                                       -------      -------
Net Increase in Cash                                $  75,810    $  90,408

Cash at the Beginning of Period                       563,727      488,048
                                                      -------      -------
Cash at the End of Period                           $ 639,537    $ 578,456
                                                      =======      =======
Additional Cash Flow Information:
Cash Paid for Interest                              $  71,707    $  62,541
                                                      =======      =======
Cash Paid for Income Tax                            $      -     $      -
                                                      =======      =======

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2001 AND 2000
                                   (UNAUDITED)

                                                      Three Months Ended
                                                          October 31,
                                                      2001          2000
Revenues:
Rental Income                                      $ 103,318      $ 95,228
Hardware Sales (Net)                                   2,214         2,557
Other Income                                           4,344         7,452
                                                     -------       -------
Total Revenue                                      $ 109,876      $105,237
                                                     -------       -------
Expenses:
Rental Expense (Except Interest)                   $  26,789      $ 26,197
Cost of Hardware Sales                                 1,043         1,151
Administrative                                         8,492        12,192
Interest                                              45,276        34,482
                                                     -------       -------
Total Expenses                                     $  81,600      $ 74,022
                                                     -------       -------
Income Before Tax Provision                        $  28,276      $ 31,215
                                                     =======       =======
Provision for Income Tax:
Federal Income Tax                                 $   4,300      $  2,470
State Income Tax                                       1,000         1,730
                                                     -------       -------
Total Provision for Income Tax                     $   5,300      $  4,200
                                                     -------       -------
Profit (Loss) Before Extraordinary Income          $  22,976      $ 27,015

Extraordinary Income:
Realization of Prior Years Tax Benefits                5,300         4,200
                                                     -------       -------
Net Income (Loss)                                  $  28,276      $ 31,215
                                                     =======      ========
Income per Common Share Before Extraordinary
Income                                             $     .01      $    .01
Extraordinary Income                                 -------       -------

Net Income                                         $     .01      $    .01
                                                     =======       =======
Average Shares of Common Stock Outstanding         2,982,662     2,982,662
                                                     =======       =======

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2001
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
Operating results for the three month period and the six month period ending
October 31, 2001 are not necessarily indicative of results that may be expected for the year ended April 30, 2002.

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

                                        5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operation

For the second quarter ended October 31, 2001, the Company had rental income of
$103,000, compared with rental income of $95,000 for the same period in 2000.
Rental income was offset by rental expense of $27,000 in the second quarter of
2001, compared to $26,000 in 2000.

During the second quarter of 2001, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the second quarter of 2001 were $2,000 (with cost of goods sold of $1,000), compared to sales of $2,000 in 2000 (and cost of goods sold of $1,000).

Liquidity and Capital Resources

The Company's cash increased by $76,000 during the first six months of the
2001 fiscal year compared with an increase of $90,000 during the first six months of fiscal year 2000. The increase in cash in 2001 was primarily due to cash flow from operations. As of October 31, 2001, the Company's cash position was approximately $640,000.

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

PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

No reports on Form 8-K were filed by the Company during the quarter ended
October 31, 2001.

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