Form 10QSB
period 2002-01-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               For the quarterly period ended January 31, 2002 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                January 31, 2002

                                      INDEX

                                                                        Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................6

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                January 31, 2002
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
  Land                                          $   161,44
  Building and Improvements                      1,022,462
  Machinery and Equipment                           11,106
  Furniture and Fixtures                            10,251
                                               ------------
    Total Cost                                                     $1,205,262
  Less: Accumulated Depreciation                                      756,578
                                                                   -----------
    Net Book Value                                                 $  448,684

Other Assets:
  Cash                                          $  659,240
  Inventories                                          681
  Prepaid Expenses and Other Assets                 19,099
  Deferred Lease Incentive (Net of
  Accumulated Amortization of $12,304)              15,088
  Loan Costs, Less Accumulated Amortization
  of $5,902                                         20,446
                                               ------------
    Total Other Assets                                               714,554
                                                                   -----------
    Total Assets                                                  $1,163,238
                                                                   ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
  Mortgages and Notes Payable                   $1,743,345
  Accounts Payable and Accrued Expenses            326,305
  Tenant Security Deposits                          75,692
                                               ------------
    Total Liabilities                                             $2,145,342

Shareholders' Deficiency:
  Common Stock, $.05 par, 5,000,000 shares
  authorized, 2,982,662 shares issued and
  outstanding                                   $  149,133
  Paid-in capital                                1,126,507
  Deficit                                       (2,257,744)
                                               ------------
     Total Shareholders' Deficiency                                 (982,104)
                                                                   -----------
     Total Liabilities and Shareholders'
     Deficiency                                                   $1,163,238
                                                                   ===========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                           January 31,
                                                 ------------------------------
                                                     2002               2001
                                                  --------           ---------
Revenues:
  Rental Income                                  $ 312,750          $ 282,409
  Hardware Sales (Net)                              12,950             10,982
  Other Income                                      12,470             21,996
                                                  ---------          ---------
    Total Revenue                                $ 338,170          $ 315,387
                                                  ---------          ---------
Expenses:
  Rental Expense (Except Interest)               $  71,470             76,580
  Cost of Hardware Sales                             5,738              5,071
  Administrative                                    29,084             28,606
  Interest                                          94,125            103,045
                                                  ---------          ---------
    Total Expenses                               $ 200,417          $ 213,302
                                                  ---------          ---------
    Income Before Tax Provision                  $ 137,753          $ 102,085
                                                  ---------          ---------

Provision for Income Tax:
  Federal Income Tax                             $  22,050             14,410
  State Income Tax                                   4,650              5,390
                                                  ---------          ---------
    Total Provision for Income Tax               $  26,700          $  19,800
                                                  ---------          ---------
    Profit (Loss) Before Extraordinary Income    $ 111,053          $  82,285

Extraordinary Income:
  Realization of Prior Years Tax Benefits           26,700             19,800
                                                  ---------          ---------

        Net Income (Loss)                        $ 137,753          $ 102,085
                                                  =========          =========
Income per Common Share Before Extraordinary
  Income                                         $     .04              $ .03
Extraordinary Income                                   .01                 -
                                                  ---------          ---------
  Net Income                                     $     .05                .03
                                                  =========          =========

Average Shares of Common Stock Outstanding       2,982,662          2,982,662
                                                  =========          =========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                            January 31,
                                                  ------------------------------
                                                       2002               2001
                                                     --------          ---------
Cash Flows From Operating Activities:
  Profit Before Extraordinary Income               $ 111,053           $ 82,285
  Extraordinary Income                                26,700             19,800
    Net Profit                                     $ 137,753           $102,085
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
      Depreciation                                     5,925              5,925
      Amortization                                     6,036              6,062
      Changes in Operating Assets and Liabilities    (20,736)            13,524
                                                     --------          ---------
        Net Cash Provided by Operating Activities  $ 128,978            127,596
                                                     --------          ---------

Cash Flows From Investing Activities:
  Acquisition of Property and Equipment             $ (3,526)          $     -
                                                     --------          ---------
      Net Cash (Used in) Investing Activities       $ (3,526)          $     -
                                                     --------          ---------

Cash Flows From Financing Activities:
  Principal Payments Under Borrowings               $(29,939)          $(26,589)
  Addition to Debt                                        -                  -
                                                     --------          ---------
      Net Cash Provided by (Used in) Financing
        Activities                                  $(29,939)           (26,589)
                                                     --------          ---------
      Net Increase in Cash                          $ 95,513            101,007

Cash at the Beginning of Period                      563,727            488,048
                                                     --------          ---------
Cash at the End of Period                           $659,240           $589,055
                                                     ========          =========

Additional Cash Flow Information:
  Cash Paid for Interest                            $ 94,125          $ 103,045
                                                     ========          =========
  Cash Paid for Income Tax                          $     -                  -
                                                     ========          =========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                           Three Months Ended
                                                               January 31,
                                                   -----------------------------
                                                      2002               2001
                                                   ----------        -----------
Revenues:
  Rental Income                                   $  103,914          $  88,828
  Hardware Sales (Net)                                 6,557              3,086
  Other Income                                         2,819              7,892
                                                   ----------        -----------
    Total Revenue                                 $  113,290          $  99,806
                                                   ----------        -----------

Expenses:
  Rental Expense (Except Interest)                $   23,637          $  27,549
  Cost of Hardware Sales                               3,023              1,358
  Administrative                                      12,142             10,963
  Interest                                            22,418             40,505
                                                   ----------        -----------
     Total Expenses                               $   61,220          $  80,375
                                                   ----------        -----------
     Income Before Tax Provision                  $   52,070          $  19,431
                                                   ----------        -----------

Provision for Income Tax:
  Federal Income Tax                              $    8,700              2,140
  State Income Tax                                     1,700                965
                                                   ----------        -----------
     Total Provision for Income Tax               $   10,400           $  3,105
                                                   ----------        -----------
     Profit (Loss) Before Extraordinary Income    $   41,670           $ 16,326

Extraordinary Income:
  Realization of Prior Years Tax Benefits             10,400              3,105
                                                   ----------        -----------
  Net Income (Loss)                                $  52,070           $ 19,431
                                                   ==========        ===========
Income per Common Share Before Extraordinary
  Income                                           $     .02           $    .01
Extraordinary Income                                      -                  -
                                                   ----------        -----------
  Net Income                                       $     .02           $    .01
                                                   ==========        ===========

  Average Shares of Common Stock Outstanding       2,982,662          2,982,662
                                                   ==========        ===========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                January 31, 2002
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
Operating results for the three month period and the nine month period ending
January 31, 2002 are not necessarily indicative of results that may be expected for the year ended April 30, 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operation

For the third quarter ended January 31, 2002, the Company had rental income of
$104,000, compared with rental income of $89,000 for the same period in 2001.
Rental income was offset by rental expense of $24,000 in the third quarter of
2002, compared to $28,000 in 2001.

During the third quarter of 2002, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the third quarter of
2002 were $7,000 (with cost of goods sold of $3,000), compared to sales of
$3,000 in 2001 (and cost of goods sold of $1,000).

Liquidity and Capital Resources

The Company's cash increased by $96,000 during the first nine months of the 2002 fiscal year compared with an increase of $101,000 during the first nine months of fiscal year 2001. The increase in cash in 2002 was primarily due to cash flow from operations. As of January 31, 2002, the Company's cash position was approximately $659,000.

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

PART II.  OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended
January 31, 2002.

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

