Form 10KSB
period 2002-04-30
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the fiscal year ended April 30, 2002

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from __________ to _______________

                           Commission File No. 1-5926

                             MILLER INDUSTRIES, INC.
                 (Name of Small Business Issuer in its Charter)

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
                                                                Yes     No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. :

       State issuer's revenues for its most recent fiscal year: $454,000.

As of December 31, 2002, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value. The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of
January 3, 2003) was approximately $166,626.

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

Employees

The Company had no employees during the 2001 and 2000 fiscal years.

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

Financing

At April 30, 2001, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,733,000.
The loan accrues interest at prime less1/2% and is payable in 120 monthly installments of $10,704, with a balloon payment of $1,354,000 due October 2009.
The loan is secured by the Company's land and building and a partial guarantee of the Company's chairman.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $3.75 per square foot to approximately $5.50 per square foot and the occupancy rate in the area is approximately 75%.

During the fiscal year ended April 30, 2002, approximately 80% of the Company's building was leased, as follows:

        o   24,000 square feet of the building were leased under a three year lease. This lease expired in January 2003 and was not renewed. This lease provided for rent of $11,700 per month, plus increases based on changes in the consumer price index.

        o   38,500 square feet were leased under a three year lease expiring in
            March 2004. This lease provided for rent of $15,010 per month.

        o   16,000 square feet were leased under a five year lease which was scheduled to expire in September 2004. The tenant ceased operations in the summer of 2002 and vacated the premises in October 2002. The lease provided for an initial rent of $6,800 per month, with annual increases based on a schedule set forth in the lease.

The Company is currently seeking new tenants for its unoccupied space.

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2001 were approximately $28,000.

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

In 1988, a settlement was negotiated between the EPA and certain PRPs including the Company, which resulted in a settlement of the EPA claim. The PRPs subsequently negotiated a settlement among themselves in which the Company agreed to pay $50,000 of the anticipated clean up costs. The Company's insurance carrier at the time of the alleged violations agreed to pay $45,000 of this amount in return for a release from any future additional claims.

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

           FYE                 CLOSING BID                 CLOSING ASK

           2001           HIGH           LOW           HIGH          LOW
           ----           ----           ---           ----          ---

MAY 3 TO JULY 30          $.06          $.04           $.08          $.05

AUG. 2 TO OCT. 29         $.06          $.06           $.08          $.07

NOV. 1 TO JAN 31, 2002    $.06          $.05           $.08          $.07

FEB 1, 2002 TO
APR. 30, 2002             $.05          $.05           $.08          $.08

           FYE                 CLOSING BID                 CLOSING ASK

           2000           HIGH           LOW           HIGH          LOW
           ----           ----           ---           ----          ---

FEB. 1 TO APR. 28         $.02           .02           .07           .05

MAY 1 TO JULY 31           .03           .02           .03           .07

AUG. 1 TO OCT. 31          .05           .02           .126          .025

NOV. 3 TO JAN 30, 2000     .05          .045           .07           .06

As of September 16, 2002, there were 477 holders of record of the Company's common stock.

The Company has not paid any cash dividends during the last three fiscal years.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operation

For fiscal year 2002, the Company had rental income of $417,000, compared with rental income of $381,000 in 2001. During 2002, approximately 80% of the
Company's warehouse was leased. Rental income was offset by rental expense of
$114,000 in 2002 compared to $112,000 in 2001.

During 2002, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly manufactured by the Company. Net sales in 2002 were $16,000 (with cost of goods sold of $7,000).

The Company's administration expenses were $32,000 in 2002, compared to $37,000 in 2001.

As a result of the foregoing factors, the Company had net income, before extraordinary items, of $118,000 in 2002 compared with net income of $84,000 in
2001. The improvement in net income reflects the Company's success in leasing a substantial portion of its building at relatively profitable rental rates. The
Company's net income for 2002 was further increased by $57,000 in extraordinary income arising from the realization of prior years tax benefits.

Liquidity and Capital Resources

The Company's cash increased by $145,000 during fiscal year 2002 compared with an increase of approximately $76,000 during fiscal year 2001. The increase in
2002 in cash was primarily due to positive cash flow from operations. The
Company expended approximately $3,500 for improvements to its building, including partial roof replacement and interior improvements to accommodate tenants. As of April 30, 2002, the Company's cash position was approximately
$709,000.

At April 30, 2002, the Company's principal financing consisted of a loan with a principal balance of $1,733,000 from a third party lender, secured by a lien on the Company's building. The loan bears interest at 5%. It is payable $11,000 per month for 120 months, with a balloon payment October 2009 in the approximate amount of $1,354,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the
Board in the amount of 50% of the mortgage balance.

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

Current Leasing Activities

As discussed in Item 1 above, two of the Company's prior tenants have vacated their premises as of January 10, 2003. As a result, only 39% of the Company's building is currently occupied. The Company is actively seeking new tenants for the building.

As a result of the loss of these tenants, the Company will not be able to generate positive cash flow from operations until it leases additional space in its building.

Current Plans

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

None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

                                                                 Officer    Director
    Name                   Position                               Since      Since

Angelo Napolitano     President, Chief Executive Officer,
                      and Chairman of  the Board of Directors     1992        1988

Each director is elected for a period of one (1) year, or until his successor is duly elected by the shareholders. Officers serve at the will of the Board of
Directors.

Angelo Napolitano, age 66, has been President and Chief Executive Officer of the
Company since 1992. He has been a Director of the Company since 1988 and
Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive
Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and
President of Sunshine State Industrial Park Authority, the property owners'
association for the industrial park in which the Company's building is located.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, all of the Company's directors have filed reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in fiscal 2002 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                  Name and Position                  Fiscal Year       Salary (1)     Stock Options
      ------------------------------------------ ------------------ -------------- ------------------

                                                        2002            $36,000                -
      ------------------------------------------ ------------------ -------------- ------------------
                                                        2001           $ 36,000                -
      ------------------------------------------ ------------------ -------------- ------------------
      Angelo Napolitano, Chief Executive Officer        2000           $ 36,000                -
      ------------------------------------------ ------------------ -------------- ------------------

        (1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Management Agreement

In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the
Company's Chief Executive Officer and Chairman of the Board. As of April 30,
2002, accrued management fees totaled $245,000. No fees have been paid since
March 2000.

Compensation of Directors

No amounts were paid to directors during the 2002 fiscal year for services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of November 30, 2002, the following persons beneficially owned 5% or more of the common stock of the Company:

        ----------------------------------- ---------------------- -------------
                 Name and Address of               Amount             Percent
                  Beneficial Owner            Beneficially Owned     of Class
        ----------------------------------- ---------------------- -------------
        Angelo Napolitano                        1,131,256(1)           37.9%
        1521 N.W. 165th Street
        Miami, FL 33169
        ----------------------------------- ---------------------- -------------
        Elizabeth Schuldiner Revocable
        Trust u/a 3/20/90 (2)
        80 West 12th Street
        New York, NY 10011                         182,967               6.1%
        ----------------------------------- ---------------------- -------------
        Walter P. Carucci (3)
        Carucci Family Partners (3)
        Carr Securities Corp. (3)
        One Penn Plaza
        New York, NY  10119                        236,417               7.9%
        ----------------------------------- ---------------------- -------------

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

The shares of common stock beneficially owned by the Company's sole director and executive officer as of November 30, 2002 were as follows:

        ----------------------------------- ---------------------- -------------
              Name and Address of             Amount Beneficially     Percent
                 Beneficial Owner                  Owned (1)          of Class
        ----------------------------------- ---------------------- -------------
        Angelo Napolitano                       1,131,256(2)          37.9%(2)
        ----------------------------------- ---------------------- -------------

(1) Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2) With respect to Mr. Napolitano's shares, see Note (1) to the preceding table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty
Corporation ("NRC") with respect to the lease of the Company's building. The
President of NRC is the son of Mr. Angelo Napolitano, the Company's President
and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. During fiscal 2000, commissions in the amount of $1,572 were paid to NRC for rental income generated by the short-term leases of portions of the building. In addition, NRC will receive commissions of $18,000, payable at the rate of $3,600 per year, for a
5-year lease which commenced in January 1995. After the end of the 2002 fiscal year, the Company paid NRC $15,000 in full satisfaction of the amount due.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a) Financial Statements

        Report of Independent Certified Public Accountants

        Balance Sheets As of April 30, 2002 and 2001

        Statements of Operations and (Deficit) for Years ended April 30, 2002 and 2001

        Statements of Changes in Shareholders (Deficiency) for Years ended April
        30, 2002 and 2001

        Statements of Cash Flows for Years ended April 30, 2002 and 2001

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

        99.1 Certification under Sarbanes Oxley Act

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

        (d) Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2002.

                                   SIGNATURES
                                   ----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 10th day of January, 2003.

                                               MILLER INDUSTRIES, INC.

                                               By: /s/ Angelo Napolitano
                                               ------------------------------------
                                                       Angelo Napolitano, President
                                                       and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of January, 2003.

Signature                                                Title
---------                                                -----

     /s/   Angelo Napolitano                          President, Chief Executive
     --------------------------                       Officer, and Director
           Angelo Napolitano                          (Principal Executive Officer)
                                                      (Principal Financial Officer)
                                                      (Principal Accounting Officer)

                                  CERTIFICATION
                                  -------------

I, Angelo Napolitano, certify, that:

1. I have reviewed this annual report on Form 10-KSB of Miller Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material  fact  necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

        (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process,  summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: January 10, 2003               By: /s/  Angelo Napolitano
             ---------------------            -----------------------------
                                                      Angelo Napolitano, President
                                                      and Chief Financial Officer
                                                      (Principal Executive Officer)

                                       10

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

     I have audited the accompanying balance sheet of Miller Industries, Inc. as of April 30, 2002 and 2001, and the related statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended April 30, 2002. These financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2002 and 2001 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

                                                 /s/ Larry Wolfe
                                                 ----------------------------
                                                     LARRY WOLFE
                                                     Certified Public Accountant
Miami, Florida
June 19, 2002

                             MILLER INDUSTRIES, INC.
                                  BALANCE SHEET
                             APRIL 30, 2002 AND 2001
                             -----------------------

                                     ASSETS
 Investment Property:                              2002                    2001
    Land                                          $161,443              $161,443
    Building and Improvements                    1,022,462             1,018,936
    Machinery and Equipment                         11,106                11,106
    Furniture and Fixtures                         $10,251               $10,251
          Total Cost                             1,205,262             1,201,736
    Less: Accumulated Depreciation                 762,392               750,653
          Net Book Value                          $442,870              $451,083

 Other Assets:
    Cash                                          $708,531              $563,727
    Inventories                                         -                  2,627
    Prepaid Expenses and Other Assets               12,780                12,422
    Deferred Lease Incentive (Net of
    Accumulated Amortization of $13,696
    in 2002 and $8,218 in 2001)                     13,696                19,174
    Loan Costs, Less Accumulated Amortization
    of $6,587 and $3,952 in 2002 and 2001,
    respectively                                    19,761                22,396
    Deferred Tax Assets                                 -                     -
    Total Other Assets                            $754,768              $620,346
    TOTAL ASSETS                                $1,197,638            $1,071,429

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 Liabilities:
    Mortgages and Notes Payable                 $1,742,756            $1,773,284
    Accounts Payable and Accrued Expenses          321,497               342,310
    Tenant Security Deposits and Other              77,642                75,692
            Total Liabilities                   $2,141,895            $2,191,286

 Shareholders' Deficiency:
    Common Stock, $.05 par, 5,000,000 shares
    authorized, 2,982,662 shares issued and
    outstanding                                   $149,133              $149,133
    Paid-in capital                              1,126,507             1,126,507
    Deficit                                     (2,219,897)           (2,395,497)
            Total Shareholders' Deficiency       $(944,257)          $(1,119,857)
            Total Liabilities and Shareholders'
            Deficiency                          $1,197,638            $1,071,429

                 See accompanying notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                       YEARS ENDED APRIL 30, 2002 AND 2001
                       -----------------------------------

                                                 Years Ended
                                                   April 30,
                                            2002               2001
    Revenues:
       Rental Income                       $417,209             $381,205
       Hardware Sales (Net)                  16,007               16,053
       Other Income                          20,563               28,510
                                           ---------            ---------

            Total Revenue                  $453,779             $425,768
                                                                                                                                                       ---------          ---------
    Expenses:
       Rental Expense (Except Interest)    $113,579             $112,297
       Cost of Hardware Sales                 7,383                7,298
       Administrative                        37,011               38,766
       Interest                             120,206              150,335
                                           ---------            ---------
            Total Expenses                 $278,179             $308,696
                                           ---------            ---------
            Income Before Tax Provision    $175,600             $117,072
                                                                                                                                                       ---------          ---------

     Provision for Income Tax:
        Federal Income Tax                  $48,075             $26,504
         State Income Tax                     9,383               6,164
                                           ---------            ---------
            Total Provision for Income Tax  $57,458             $32,668
                                           ---------            ---------
            Profit (Loss) Before
            Extraordinary Income           $118,142             $84,404

     Extraordinary Income:
        Realization of Prior Years Tax
        Benefits                             57,458              32,668
                                           ---------            ---------

            Net Income (Loss)              $157,600            $117,072
                                           =========            =========                                                                                                =========          =========

       Income per Common Share Before
       Extraordinary Income                    $.04                $.03
       Extraordinary Income                     .02                 .01
                                           ---------            ---------

            Net Income                         $.06                $.04
                                           =========            =========

       Average Shares of Common Stock
       Outstanding                        2,982,662           2,982,662
                                           =========            =========

                 See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2002 AND 2001
                       -----------------------------------

                                                             Years Ended
                                                             April 31,
                                                      2002               2001
                                                   -------------------------------
     Cash Flows From Operating Activities:
            Profit Before Extraordinary Income     $ 118,142           $ 84,404
            Extraordinary Income                      57,458             32,668
                                                   ----------         ----------
                 Net Profit                        $ 175,600           $117,072
            Adjustments to Reconcile Net Income
            to Net Cash
               Provided by (used for) Operating
               Activities:
               Depreciation                           11,739             7,939
               Amortization                            8,113             8,114

     Changes in Operating Assets and Liabilities:
              (Increase) Decrease in Inventory         2,627             2,773
              (Increase) Decrease in Prepaid Expenses
               and Other                                (358)             (246)
              Increase (Decrease) in Accounts Payable
              and Accruals                           (20,813)           70,383
              Increase (Decrease) in Tenant Security
              Deposits                                 1,950             2,095
                                                   ----------         ----------
     Net Cash Provided by Operating Activities     $ 178,858          $208,130
                                                   ----------         ----------

     Cash Flows From Investing Activities:
            Acquisition of Property and Equipment  $  (3,526)        $(108,950)
            Acquisition of Deferred Lease Incentives      -                 -
                                                   ----------         ----------
         Net Cash (used by) Investing Activities   $  (3,526)        $(108,950)
                                                   ----------         ----------

         Cash Flows From Financing Activities:
            Principal Payments Under Borrowings    $ (49,879)        $ (40,581)
            Proceeds from Borrowings                  19,351            17,080
                                                   ----------         ----------
               Net Cash Provided by (used by)
               Financing Activities                $ (30,528)        $ (23,501)
                                                   ----------         ----------

               Net Increase in Cash and Cash
               Equivalents                         $ 144,804         $  75,679

         Cash and Cash Equivalents at the
         Beginning of Year                           563,727           488,048
                                                   ----------         ----------
         Cash and Cash Equivalents at the
         End of Year                               $ 708,531         $ 563,727
                                                   ==========         ==========

         Additional Cash Flow Information:
            Cash Payments during the Year          $ 123,374         $ 149,378
                                                   ==========         ==========
            Interest                               $      -           $     -
                                                   ==========         ==========
            Income Taxes

                See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                       YEARS ENDED APRIL 30, 2002 AND 2001

                                  Common Stock
                                  ------------

                                                                   Additional
                                                                    Paid-In
                                         Shares Issued    Amount    Capital     (Deficit)
                                         -------------    ------   ----------   ---------

            Balance at April 30, 2000      2,982,662     $149,133   $1,126,507  $(2,512,569)

            Net Income - 2001                     -            -            -       117,072
                                           ----------    ---------- ----------   ----------

            Balance at April 30, 2001      2,982,662     $149,133   $1,126,507  $(2,395,497)

            Net Income - 2002                     -            -            -       175,600
                                           ----------    ---------- ----------   ----------

            Balance at April 30, 2002      2,982,661     $149,133   $1,126,507  $(2,219,897)
                                           ==========    ========== ==========   ==========

                 See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

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

                                        2002             2001
                                        ----             ----

            Finished Hardware        $   -0-          $ 2,627
                                     =========       ==========

3.       Investment Property -

Investment property is carried at cost. The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

            Building and Improvements     10 to 30 years

            Machinery and Equipment       7 years

            Furniture and Fixtures        7 years

Real property and equipment, with an original cost of approximately $720,000, have been fully depreciated at April 30, 2002.

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

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

6.       Income Per Share -

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

The balances are insured by the Federal Deposit Insurance Corporation up to
$100,000. At April 30, 2002, the Company's uninsured cash balances approximated
$587,000.

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

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

13.      Comprehensive Income -

In June 1997, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which is effective or fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The adoption of this standard does not have an effect on the Company's reported net earnings for fiscal 2002 and 2001 as there is no additional comprehensive income under the statement.

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

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

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
The Company has not incurred any advertising costs for fiscal 2002 and 2001.

22.      Business Concentrations -

Rental income of the Company's office and warehouse building is subject to the economic conditions of the industrial real estate market place. Changes in this industry may significantly affect management's estimates and the Company's performance. (See Note D.)

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

NOTE B - Mortgage and Notes Payable

         Principal  balances  outstanding  and details of notes payable are summarized as follows:

                                                                                  2002             2001
                                                                                  ----             ----
1.         Mortgage Payable -
           5% (prime less1/2%)  note payable, collateralized by mortgage on land vements, personal property, collateral assignment of all rents and leases, along with the building, impropersonal guaranty of the
           Company's Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $10,704
           (including interest) with a final payment of approximately $1,354,000
           due October 2009.                                                   $1,732,982       $1,764,781

2.       Insurance Premium Note Payable -
           4% insurance premium financing, payable in monthly installments of $1,629 (including interest) through November 2002
                                                                                    9,774            8,503
                                                                              -------------    --------------

           Total Notes Payable                                                 $1,742,756       $1,773,284
                                                                              =============    ==============

         Payments of principal required on the foregoing debt are as follows :

              Fiscal Year Ending

              2003                               $   52,543

              2004                                   44,958

              2005                                   47,258

              2006                                   49,675

              2007                                   52,217

              Thereafter                          1,496,105
                                                  ----------

              Total                              $1,742,756
                                                  ==========

Land, buildings and improvements, and insurance policies with an approximate cost of $1,207,000 and an approximate net book value of $456,000 are pledged as collateral for these obligations.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

NOTE C - Income Taxes

         The provision for income taxes consists of the following:

                                      2002              2001
                                      ----              ----

            Federal                 $48,075           $26,504

            State                     9,383             6,164
                                   ---------         ---------
                   Total            $57,458           $32,668
                                   =========         =========

            Current                 $58,361           $33,060

            Deferred                   (903)             (392)
                                   ---------         ---------
                   Total            $57,458           $32,668
                                   =========         =========

     Deferred income  taxes arise primarily due to temporary differences  in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at April 30, 2002 and 2001 are as follows:

                                                          2002           2001
                                                       ----------     ---------

         Properties and Equipment principally
             due to depreciation                       $  55,866      $  55,063

         Net operating loss carryforwards                862,507        929,335
                                                       ----------     ---------

              Total Gross Deferred tax assets          $ 918,373      $ 984,398

              Less: Valuation allowance                 (918,373)      (984,398)
                                                       ----------     ---------

              Net Deferred Tax Assets                  $      -       $      -
                                                       ==========     =========

     A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was decreased by approximately $66,000 for 2002.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

     At April 30, 2002, the Company had approximately $2,294,000 of Federal and
State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards are available indefinitely. The Federal net operating loss carryforwards will expire as follows:

                  2006                 $ 600,000

                  2007                 1,083,000

                  2008                   205,000

                  2009                   132,000

                  2011                   100,000

                  2012                    68,000

                  2013                   105,800

                  2019                       200
                                        ----------

                         TOTAL        $2,294,000
                                        ==========

     At April 30, 2002, the  Company  had  alternative  minimum  tax  credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

     Total Federal tax expense for years ended April 30, 2002 and 2001 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

                                                             2002                      2001
                                                        ------------                ----------
                                                                Percent of                 Percent of
                                                    Amount   Pre-Tax Income     Amount    Pre-Tax Income
                                                   -------------------------    -------------------------

            Income before provision for
            income taxes                          $175,600        100%         $117,072         100%
                                                 ----------    ----------     ----------     ----------

            Computed expected tax expense         $ 59,704         34%         $ 39,804          34%

            Federal tax (benefit) of State
            Income Tax                              (3,190)        (2)           (2,096)         (2)

            Sur Tax Exemption                       (8,439)        (5)          (11,204)         (10)
                                                 ----------    ----------     ----------     ----------

            Actual Federal income tax expense      $48,075         27%          $26,504           22%
                                                 ==========    ==========     ==========     ==========

NOTE D - Rental Income

The Company leased offices and warehouse space for distribution during fiscal
2002 to three unrelated third parties under leases that expire in fiscal 2003,
2004, and 2005. Rental income approximated $417,000 and $381,000 for fiscal 2002 and 2001, respectively. Rental income from three of the Company's tenants amounted to 100% and 91% of total rental income in 2002 and 2001, respectively.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

     Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

                          2003             $ 342,000

                          2004               235,000

                          2005                31,000
                                           ---------

                         TOTAL             $ 608,000
                                           =========

NOTE E - Rental Expenses (Except for Interest)

            Rental expenses consisted of:
                                                  2002               2001
                                                --------          --------
            Depreciation and Amortization      $ 19,852          $ 16,052

            Insurance                            16,562            15,973

            Management Fees                      36,000            36,000

            Outside Services                      2,873             3,723

            Repairs and Maintenance               2,476             5,790

            Utilities                             8,799             1,719

            Taxes                                27,017            33,040
                                                --------          --------

                  Totals                       $113,579          $112,297
                                                ========          ========

NOTE F - Administrative Expenses

            Administrative expenses consisted of
                                                     2002              2001

            Accounting and Legal               $ 18,975          $ 23,366

            Contract Labor                          241                65

            Office Supplies/Postage/Other         2,544             2,557

            Stockholders' Expenses               11,435             9,010

            Telephone                             3,816             3,768
                                                --------          --------

                  Totals                       $ 37,011           $38,766
                                                ========          ========

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2002 AND 2001
                             -----------------------

NOTE G - Related Party Transactions

1.         Management fees in the amount of $36,000 per year were incurred by the Company for 2002 and 2001 to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Included in
           accounts payable is approximately $245,000 and $209,000 for 2002 and
           2001, respectively owed to Harnap Corp.

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

NOTE I - Litigation

           An attorney, whom the Company has a judgement against, has filed a complaint against Miller Industries, Inc. for malicious abuse of process, defamation and interference with economic relationships. On
           July 25, 2001 the Court issued an order of dismissal, with prejudice concluding the matter.

           The Company is involved in other legal actions arising in the normal course of business.  Management is of the opinion that their outcome will not have a significant effect on the Company's financial position.

