Form 10QSB
period 2002-07-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 For the quarterly period ended July 31, 2002 or

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
                                  JULY 31, 2002

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

PART II: OTHER INFORMATION

Items 1 to 6...................................................................6

Signatures.....................................................................6

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                  July 31, 2002
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
  Land                                             $  161,443
  Building and Improvements                         1,022,462
  Machinery and Equipment                              11,106
  Furniture and Fixtures                               10,251
                                                   ----------
    Total Cost                                                       $1,205,262
  Less: Accumulated Depreciation                                        765,292
                                                                     -----------
    Net Book Value                                                   $  439,970

Other Assets:
  Cash                                             $  726,176
  Inventories                                              -
  Prepaid Expenses and Other Assets                     9,114
  Deferred Lease Incentive (Net of Accumulated
    Amortization of $15,066)                           12,326
  Loan Costs, Less Accumulated Amortization
    of $7,237                                          19,111
                                                   ----------
    Total Other Assets                                                  766,727
                                                                     -----------
    Total Assets                                                     $1,206,697
                                                                     ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
  Mortgages and Notes Payable                      $1,722,489
  Accounts Payable and Accrued Expenses               292,384
  Tenant Security Deposits                             75,692
                                                   ----------
    Total Liabilities                                                $2,090,565

Shareholders' Deficiency:
  Common Stock, $.05 par, 5,000,000 shares
    authorized, 2,982,662 shares issued
    and outstanding                                $  149,133
  Paid-in Capital                                   1,126,507
  Deficit                                         (2,159,508)
                                                  -----------
    Total Shareholders' Deficiency                                     (883,868)
                                                                     -----------
    Total Liabilities and Shareholders' Deficiency                   $1,206,697
                                                                     ===========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               July 31,
                                                   -----------------------------
                                                      2002                2001
                                                   ----------          ---------
Revenues:
  Rental Income                                    $  104,862           105,518
  Hardware Sales (Net)                                  4,007             4,178
  Other Income                                          2,573             5,308
                                                   ----------          ---------
    Total Revenue                                  $  111,442         $  115,004
                                                   ----------          ---------
Expenses:
  Rental Expense (Except Interest)                 $   25,266             21,044
  Cost of Hardware Sales                                1,610              1,671
  Administrative                                        6,891              8,452
  Interest                                             17,286             26,430
                                                   ----------          ---------
    Total Expenses                                 $   51,053         $   57,597
                                                   ----------          ---------
    Income Before Tax Provision                    $   60,389         $   57,407
                                                   ----------          ---------

Provision for Income Tax:
  Federal Income Tax                               $   14,400         $    9,050
  State Income Tax                                      3,100              1,950
                                                   ----------          ---------
    Total Provision for Income Tax                 $   17,500         $   11,000
                                                   ----------          ---------
    Profit (Loss) Before Extraordinary Income      $   42,889         $   46,407

Extraordinary Income:
  Realization of Prior Years Tax Benefits              17,500             11,000
                                                   ----------          ---------
    Net Income (Loss)                              $   60,389         $   57,407
                                                   ==========          =========

Income per Common Share Before Extraordinary
  Income                                           $      .01         $      .02
Extraordinary Income                                     . 01                 -
                                                   ----------          ---------
  Net Income                                       $      .02                .02
                                                   ==========          =========
Average Shares of Common Stock Outstanding          2,982,662          2,982,662
                                                   ==========          =========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                         Three Months Ended
                                                               July 31,
                                                    ----------------------------
                                                       2002               2001
                                                    ----------        ----------
Cash Flows From Operating Activities:
  Profit Before Extraordinary Income               $   42,889         $   46,407
  Extraordinary Income                                 17,500             11,000
                                                    ----------        ----------
    Net Profit                                     $   60,389         $   57,407
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Depreciation                                       2,900              1,975
     Amortization                                       2,020              2,012
     Changes in Operating Assets and Liabilities      (27,397)             9,539
                                                    ----------        ----------
       Net Cash Provided by Operating Activities   $   37,912             70,933
                                                    ----------        ----------

Cash Flows From Investing Activities:
  Acquisition of Property and Equipment            $       -                  -
                                                    ----------        ----------
    Net Cash (Used in) Investing Activities        $       -                  -
                                                    ----------        ----------
Cash Flows From Financing Activities:
  Principal Payments Under Borrowings              $  (20,267)        $  (14,041)
                                                    ----------        ----------
  Addition to Debt                                         -                  -
                                                    ----------        ----------
    Net Cash Provided by (Used in) Financing
      Activities                                   $  (20,267)           (14,041)
                                                    ----------        ----------
    Net Increase in Cash                           $   17,645             56,892

Cash at the Beginning of Period                       708,531            563,727
                                                    ----------        ----------
Cash at the End of Period                          $  726,176            620,619
                                                    ==========        ==========

Additional Cash Flow Information:
  Cash Paid for Interest                           $   17,286         $   26,430
                                                    ==========        ==========
  Cash Paid for Income Tax                         $       -          $       -

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 2002
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
Operating results for the three month period ending July 31, 2002 are not necessarily indicative of results that may be expected for the year ended April
30, 2003.

      For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2002 and for the year ended April 30,
2002.

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

NOTE C - SUBSEQUENT EVENT:

      Effective August 9, 2002, a tenant's secured lender seized the tenant's secured assets which terminated the business of the tenant. Rental income that was terminated August 9, 2002 approximated $7,500 per month or $90,000 per year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operation

For the first quarter ended July 31, 2002, the Company had rental income of
$105,000, compared with rental income of $106,000 for the same period in 2001.
Rental income was offset by rental expense of $25,000 in the first quarter of
2002, compared to $21,000 in 2001.

During the first quarter of 2002, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the first quarter of
2002 were $4,000 (with cost of goods sold of $2,000), compared to sales of
$4,000 in 2001 (and cost of goods sold of $2,000).

Liquidity and Capital Resources

The Company's cash increased by $18,000 during the first three months of the
2002 fiscal year compared with an increase of $57,000 during the first three months of fiscal year 2001. The increase in cash in 2002 was primarily due to positive cash flow from operations. As of July 31, 2002, the Company's cash position was approximately $726,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission. Based upon their evaluation of these controls and procedures performed within 90 days of the filing date of this report, the Chief Executive
Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief
Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8-K

         (a)      Exhibits.

                  Exhibit No.   Description

                  99            Certification under Section 906 of Sarbanes-
                                Oxley Act of 2002

         (b)      Reports on Form 8-K.

                  Not applicable.

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

                                               MILLER INDUSTRIES, INC.
                                               (Registrant)

Dated: January 10, 2003                         By: /s/ Angelo Napolitano
                                                   ---------------------------------------
                                                        Angelo Napolitano
                                                        Chairman of the Board of Directors
                                                        Chief Executive Officer
                                                        Principal Financial Officer

                                 CERTIFICATIONS

I, Angelo Napolitano, certify, that:

1.     I have reviewed this quarterly report on Form 10-QSB of Miller Industries,
       Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

       (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.     I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 10, 2003                          By:  /s/  Angelo Napolitano
      ----------------                               --------------------------------
                                                          Angelo Napolitano, President
                                                          and Chief Financial Officer
                                                          (Principal Executive Officer)