Form 10QSB
period 2002-10-31
MILLER INDUSTRIES INC
filed 2003-02-14
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

   [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 2002 or

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

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                October 31, 2002

                                      INDEX

                                                                        Page No.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.................................................6

PART II: OTHER INFORMATION

Items 1 to 6...................................................................7

Signatures.....................................................................7

                                       i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                October 31, 2002
                                   (UNAUDITED)

                                     ASSETS

Investment Property:
  Land                                        $  161,443
  Building and Improvements                    1,022,462
  Machinery and Equipment                         11,106
  Furniture and Fixtures                          10,251
                                               ----------
                     Total Cost                                 $1,205,262
Less: Accumulated Depreciation                                     768,192
                                                                 ----------
                     Net Book Value                             $  437,070

Other Assets:
   Cash                                       $  774,810
   Prepaid Expenses and Other Assets               5,449
   Deferred Lease Incentive (Net of Accumulated
   Amortization of $16,436)                       10,956
   Loan Costs, Less Accumulated Amortization
   of $ 7,887                                     18,461
                                               ----------
                     Total Other Assets                            809,676
                                                                 ----------
                     Total Assets                               $1,246,746
                                                                 ==========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
   Mortgages and Notes Payable                $1,7113864
   Accounts Payable and Accrued Expenses         306,988
   Tenant Security Deposits                       53,195
                                               ----------
                     Total Liabilities                          $2,072,047

Shareholders' Deficiency:
   Common Stock, $.05 par, 5,000,000 shares
   authorized, 2,982,662 shares issued and
   outstanding                                $  149,133
   Paid-in capital                             1,126,507
   Deficit                                    (2,100,914)
                                               ----------
                     Total Shareholders' Deficiency               (825,301)
                     Total Liabilities and Shareholders'
                     Deficiency                                 $1,246,746

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                           Six Months Ended
                                                              October 31,
                                                  -------------------------------------
                                                       2002               2001
Revenues:
   Rental Income                                   $   216,887         $   208,836
   Hardware Sales (Net)                                 12,826               6,392
   Other Income                                          4,974               9,651
                                                     ----------          ----------
        Total Revenue                              $   234,687         $    224,879
                                                     ----------          ----------
Expenses:
   Rental Expense (Except Interest)                $    56,695         $     47,836
   Cost of Hardware Sales                                5,267                2,714
   Administrative                                       14,996               16,942
   Interest                                             39,773               71,707
                                                     ----------          ----------
        Total Expenses                             $   115,731         $    139,199
                                                     ----------          ----------
        Income Before Tax Provision                $   118,956         $     85,680
                                                     ----------          ----------
Provision for Income Tax:
   Federal Income Tax                              $    28,300         $     13,350
   State Income Tax                                      5,700                2,950
                                                     ----------          ----------
        Total Provision for Income Tax             $    34,000         $     16,300
                                                     ----------          ----------
        Profit (Loss) Before Extraordinary Income  $    84,956         $     69,380

Extraordinary Income:
   Realization of Prior Years Tax Benefits              34,000               16,300
                                                     ----------          ----------
        Net Income (Loss)                          $   118,956         $     85,680
                                                     ==========          ==========
Income per Common Share Before Extraordinary
Income                                             $       .03         $        .02
Extraordinary Income                                       .01                  .01
                                                     ----------          ----------
        Net Income
                                                   $       .04         $        .03
                                                     ==========          ==========
Average Shares of Common Stock Outstanding           2,982,662            2,982,662

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                   Six Months Ended
                                                     October 31,
                                             -----------------------------
                                               2002                2001
Cash Flows From Operating Activities:
   Profit Before Extraordinary Income         $  84,956          $ 69,380
   Extraordinary Income                          34,000            16,300
                                              ----------         -----------
        Net Profit                            $ 118,956          $ 85,680
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
        Depreciation                              5,800             3,950
        Amortization                              4,040             4,024
        Changes in Operating Assets
        and Liabilities                         (41,398)            1,860
                                              ----------         -----------
                Net Cash Provided by
                Operating Activities          $  87,398           $95,514

Cash Flows From Investing Activities:
   Acquisition of Property and Equipment      $      -            $    -
                                              ----------         -----------
        Net Cash (Used in) Investing
        Activities                            $      -            $    -
                                              ----------         -----------

Cash Flows From Financing Activities:
   Principal Payments Under Borrowings        $ (21,118)          $(19,704)
                                              ----------         -----------
   Addition to Debt                                  -                  -
        Net Cash Provided by (Used in)        ----------         -----------
        Financing Activities                  $ (21,118)          $(19,704)
                                              ----------         -----------
        Net Increase in Cash                  $  66,280           $ 75,810

Cash at the Beginning of Period                 708,530            563,727
                                              ----------         -----------
Cash at the End of Period                     $ 774,810           $639,537
                                              ==========         ===========

Additional Cash Flow Information:
Cash Paid for Interest                        $  38,773           $ 71,707
Cash Paid for Income Tax                      $      -            $     -

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                 Three Months Ended
                                                    October 31,
                                        -------------------------------------
                                               2002              2001
Revenues:
   Rental Income                          $   112,025         $   103,318
   Hardware Sales (Net)                         8,819               2,214
   Other Income                                 2,401               4,344
                                            ----------          ----------
        Total Revenue                     $   123,245         $   109,876
                                            ----------          ----------

Expenses:
   Rental Expense (Except Interest)       $    31,429         $    26,789
   Cost of Hardware Sales                       3,657               1,043
   Administrative                               8,105               8,492
   Interest                                    21,487              45,276
                                           ----------          ----------
        Total Expenses                    $    64,678         $    81,600
                                           ----------          ----------
        Income Before Tax Provision       $    58,567         $    28,276
                                           ----------          ----------

Provision for Income Tax:
   Federal Income Tax                     $    13,900         $    4,300
   State Income Tax                             2,600              1,000
                                           ----------          ----------
        Total Provision for Income Tax    $    16,500         $    5,300
                                           ----------          ----------
        Profit (Loss) Before
        Extraordinary Income              $    42,067         $   22,976

Extraordinary Income:
   Realization of Prior Years Tax Benefits     16,500              5,300
                                           ----------          ----------

        Net Income (Loss)                 $    58,567         $   28,276
                                           ==========          ==========
Income per Common Share Before
Extraordinary Income                      $       .01         $      .01
Extraordinary Income                              .01                 -
                                           ----------          ----------

        Net Income                        $       .02         $      .01
                                           ==========          ==========

Average Shares of Common Stock Outstanding  2,982,662          2,982,662
                                           ==========          ==========

                 See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                OCTOBER 31, 2002
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and the six month period ending October 31, 2002 are not necessarily indicative of results that may be expected for the year ended April
30, 2003.

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

NOTE C - OTHER MATTER

Effective August 9, 2002, a tenant's secured lender seized the tenant's secured assets which terminated the business of the tenant. Rental income that was terminated August 9, 2002 approximated $7,500 per month or $90,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

Results of Operation

For the second quarter ended October 31, 2002, the Company had rental income of
$112,000, compared with rental income of $103,000 for the same period in 2001.
Rental income was offset by rental expense of $31,000 in the second quarter of
2002, compared to $27,000 in 2001.

During the second quarter of 2002, the Company continued to operate a hardware sales business, in which it sells replacement parts for the sliding glass door and window products formerly sold by the Company. Sales in the second quarter of
2002 were $9,000 (with cost of goods sold of $4,000), compared to sales of
$2,000 in 2001 (and cost of goods sold of $1,000).

Liquidity and Capital Resources

The Company's cash increased by $66,000 during the first six months of the 2002 fiscal year compared with an increase of $76,000 during the first six months of fiscal year 2001. The increase in cash in 2002 was primarily due to positive cash flow from operations. As of October 31, 2002, the Company's cash position was approximately $640,000.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit No.        Description

               99              Certification under Section 906 of Sarbanes-Oxley
                               Act of 2002.

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

        Date: January 10, 2003                     By: /s/  Angelo Napolitano
                                                      -------------------------
                                                            Angelo Napolitano, President
                                                            and Chief Financial Officer
                                                            (Principal Executive Officer)