Form 10KSB/A
period 2002-04-30
MILLER INDUSTRIES INC
filed 2003-07-15
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB/A

        [ ]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
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
      (State or Other Jurisdiction                (I.R.S. Employer
    of Incorporation or Organization)             Identification No.)

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

Financing

        At April 30, 2001, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately
$1,733,000. The loan accrues interest at prime less 2% and is payable in 120 monthly installments of $10,704, with a balloon payment of $1,354,000 due
October 2009. The loan is secured by the Company's land and building and a partial guarantee of the Company's president.

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

        As of May 31, 2003, approximately 51% of the building was occupied.

        The Company is currently seeking new tenants for its unoccupied space.

Insurance, Depreciation and Taxes

        The Company believes that the building is adequately insured.
Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2002 were approximately $35,000.

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

  FYE                                 CLOSING BID              CLOSING ASK
  2001                            HIGH           LOW       HIGH          LOW
  MAY 3 TO JULY 30                $.06           $.04      $.08          $.05
  AUG. 2 TO OCT. 29               $.06           $.06      $.08          $.07
  NOV. 1 TO JAN. 31, 2002         $.06           $.05      $.08          $.07
  FEB 1, 2002 TO APR. 30, 2002    $.05           $.05      $.08          $.08

  FYE                                 CLOSING BID               CLOSING ASK
  2000                            HIGH           LOW       HIGH           LOW
  FEB 1 TO APR. 28                $.02           $.02      $.07           $.05
  MAY 1 TO JULY 31                $.03           $.02      $.03           $.07
  AUG. 1 TO OCT. 31               $.05           $.02      $.126          $.025
  NOV. 3 TO JAN. 30, 2000         $.05           $.045     $.07           $.06

         As of September 16, 2002, there were 477 holders of record of the
Company's common stock.

         The Company has not paid any cash dividends during the last three fiscal years.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

Results of Operations (2002 v 2001)

Rental Income

         The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2002 was $417,000, compared with
$381,000 in 2001. During 2002, approximately 80% of the Company's warehouse was leased, compared to 73% to 2001. The improvement in rental income was due to the increase in occupancy.

Hardware Sales

         The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The
Company utilizes its existing inventory of these parts to support these sales.
These sales were $16,000 in both 2002 and 2001.

Other Income

         The Company generated other income of $21,000 in 2002, compare to
$28,000 in 2001. Other income in 2002 included interest income of $14,000 and tenant reimbursement of $2,000 and settlements of $4,000, while other income in
2001 consisted of interest income. The decrease in the other income was primarily due to the decrease in interest rates in 2002.

Rental Expense (Excluding Interest)

         The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $114,000 in 2002 and
$112,000 in 2001. The principal components were management fees ($36,000 in both
2002 and 2001), taxes ($27,000 in 2002 and $33,000 in 2001), depreciation and amortization ($20,000 in 2002 and $16,000 in 2001) and insurance ($17,000 in
2002 and $16,000 in 2001). The $6,000 decrease in taxes was due to the reduction of the tax assessment, and the $4,000 increase in depreciation was due to building improvements made in 2001.

Cost of Hardware Sales

         The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $7,400 and $7,300 in 2001.

Administrative Expenses

         The Company's administrative expenses were $37,000 in 2002, compared to
$39,000 in 2001. They primarily consist of accounting and legal fees ($19,000 in
2002 compared to $23,000 in 2001), and shareholders expenses ($11,000 in 2002 and $9,000 in 2001).

Interest Expense

         The Company pays interest on the mortgage loan on its building.
Interest expense on the loan was $120,000 in 2002 compared to $150,000 in 2001.
The decease in the amount of interest was attributable to a decrease in the prime rate, which reduced the interest on the Company's mortgage loan.

Provision for Income Taxes

         The Company recorded a provision for income tax of $57,000 in 2002, compared to $33,000 in 2001, based upon the Company's income during these years.
The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the
Company's net operating losses.

Net Income

         As a result of the foregoing factors, the Company had net income of
$158,000 in 2002, compared to $117,000 in 2001.

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

         The Company believes that its working capital needs over the next twelve months will principally consist of funding routine maintenance of its building and alterations to the interior of the building to accommodate new tenants. The Company believes that its existing cash reserves will allow the
Company to continue operations at their current level for at least 12 more months. However, the Company's long term prospects ultimately depend on the
Company's ability to lease the space in its building at attractive rates.

         The Company's obligations to make payments under existing, material contracts consists of the following:

        o   The Company is obligated to make payments under its existing mortgage loan. At April 30, 2002, the outstanding balance of the loan was $1,733,000. The loan bears interest at prime plus ½%.
            The loan is repayable in monthly installments of approximately
            $10,700, with a balance payment of approximately $1,354,000 due in
            October 2009.

        o   The Company has agreed to pay Harnup Corp., a corporation controlled by the Company's president and principal shareholder, $3,000 per month for management fees. No fees have been paid to Harnup since
            March 2000. Accrued fees as of April 30, 2002 were $245,000, all of which are payable upon the demand of Harnup.

Current Leasing Activities

         As discussed in Item 1 above, two of the Company's prior tenants have vacated their premises as of January 10, 2003. As a result, only 39% of the
Company's building is currently occupied. The Company is actively seeking new tenants for the building.

         As a result of the loss of these tenants, the Company will not be able to generate  sufficient  cash flow from operations to meet its cash requirements until it leases additional space in its building.

Current Plans

         The Company operates as a real estate investment and management company. The Company currently has one tenant for its existing building and is seeking to obtain additional commercial tenants.

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

Critical Accounting Policies

         The Securities and Exchange Commission ("SEC") has issued disclosure guidance for "Critical Accounting Policies." The SEC defines critical accounting policies as those that require the application of management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in
Note 1 to the Company's financial statements, which are presented elsewhere in this Form 10-KSB, have been applied consistently as at April 30, 2002 and 2001, and for the years ended April 30, 2002 and 2001. The Company's representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company's critical accounting policies:

                  Valuation of Long-Lived Assets: The Company periodically
assesses the carrying value of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. When the Company determines that the carrying value of long-lived assets may be impaired, the measurement of any impairment is based on a projected discounted cash flows method. While the Company believes that this method is reasonable, different assumptions regarding such cash flows may significantly affect the measurement of impairment.

                  Revenue Recognition: Rental income is recognized when it
becomes receivable under the terms of each lease. Hardware sales are recognized upon shipment of goods to customers. Before the Company recognizes revenue, it is required to assess, among other things, its collectibility. If the collectibility of revenue is incorrectly determined, the Company's net income and assets could be overstated.

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
         FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

    Name                    Position                                   Officer    Director
                                                                        Since      Since

    Angelo Napolitano       President, Chief Executive Officer,          1992      1988
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

                           SUMMARY COMPENSATION TABLE

Name and Position                           Fiscal Year    Salary (1)    Stock Options

                                               2002         $36,000           -
                                               2001         $36,000           -
Angelo Napolitano, Chief Executive Officer     2000         $36,000           -

_____________________________

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

    Name and Address of Beneficial Owner          Amount Beneficial Owner        Percent Of Class

    Angelo Napolitano 1521 N.W. 165th Street      1,131,256(1)                   37.9%
    Miami, FL 33169

    Elizabeth Schuldiner Revocable Trust u/a      182,967                        6.1%
    3/20/90 (2) 80 West 12th Street
    New York, NY 10011

    Walter P. Carucci (3) Carucci Family          236,417                        7.9%
    Partners (3) Carr Securities Corp. (3) One
    Penn Plaza New York, NY 10119

________________

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

    Name and Address of Beneficial Owner        Amount Beneficial Owner (1)      Percent Of Class

    Angelo Napolitano 1521 N.W. 165th Street    1,131,256(2)                     37.9%(2)
    Miami, FL 33169

___________________

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 9th day of July, 2003.

                                            MILLER INDUSTRIES, INC.

                                            /s/  Angelo Napolitano
                                            By:  Angelo Napolitano, President
                                                 And Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of July, 2003.

   Signature                                   Title

  /s/ Angelo Napolitano                        President, Chief Executive
      Angelo Napolitano                        Officer, and Director (Principal
                                               Executive Officer)(Principal
                                               Financial Officer) (Principal
                                               Accounting Officer)

                                  CERTIFICATION

I, Angelo Napolitano, certify, that:

1.       I have reviewed this annual report on Form 10-KSB/A of Miller
         Industries, Inc.;

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

Date:  July 9, 2003                        By: /s/  Angelo Napolitano
                                                    Angelo Napolitano, President
                                                    and Chief Financial Officer
                                                    (Principal Executive Officer)

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

                                                   /s/  Larry Wolfe
                                                        LARRY WOLFE Certified Public
                                                        Accountant

Miami, Florida June 19, 2002

                             MILLER INDUSTRIES, INC.

                                  BALANCE SHEET

                             APRIL 30, 2002 AND 2001

                                     ASSETS
      Investment Property:                             2002            2001
                                                    __________   __________
      Land                                          $  161,443   $  161,443
      Building and Improvements                      1,022,462    1,018,936
      Machinery and Equipment                           11,106       11,106
      Furniture and Fixtures                            10,251       10,251
                                                    __________   __________
      Total Cost                                    $1,205,262   $1,201,736
      Less: Accumulated Depreciation                   762,392      750,653
                                                    __________   __________
      Net Book Value                                $  442,870   $  451,083
                                                    __________   __________
      Other Assets:
      Cash                                          $  708,531   $  563,727
      Inventories                                           -         2,627
      Prepaid Expenses and Other Assets                 12,780       12,422
      Deferred Lease Incentive (Net of Accumulated
        Amortization of                                 13,696       19,174
      $13,696 in 2002 and $8,218 in 2001)
      Loan Costs, Less Accumulated Amortization
        of $6,587 and $3,952 in                         19,761       22,396
      2002 and 2001, respectively
      Deferred Tax Assets                                   -            -
                                                    __________   __________
      Total Other Assets                            $  754,768   $  620,346
                                                    __________   __________
      TOTAL ASSETS                                  $1,197,638   $1,071,429
                                                    __________   __________
                                                    __________   __________

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

      Liabilities:
      Mortgages and Notes Payable                   $1,742,756   $1,773,284
      Accounts Payable and Accrued Expenses            321,497      342,310
      Tenant Security Deposits and Other                77,642       75,692
                                                    __________   __________
      Total Liabilities                             $2,141,895   $2,191,286
                                                    __________   __________
      Shareholders' Deficiency:
      Common Stock, $.05 par, 5,000,000 shares
         authorized, 2,982,662 shares               $  149,133   $  149,133
      issued and outstanding
      Paid-in capital                                1,126,507    1,126,507
      Deficit                                       (2,219,897)  (2,395,497)
                                                    __________   __________
      Total Shareholders' Deficiency                $ (944,257) $(1,119,857)
      Total Liabilities and Shareholders'           __________   __________
         Deficiency                                 $1,197,638   $1,071,429
                                                    __________   __________
                                                    __________   __________

                See accompanying notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                       YEARS ENDED APRIL 30, 2002 AND 2001

                                                             Years Ended April 30,
                                                              2002          2001
      Revenues:
      Rental Income                                       $  417,209    $ 381,205
      Hardware Sales (Net)                                    16,007       16,053
      Other Income                                            20,563       28,510
                                                          __________   __________
      Total Revenue                                       $  453,779    $ 425,768

      Expenses:
      Rental Expense (Except Interest)                    $  113,579    $ 112,297
      Cost of Hardware Sales                                   7,383        7,298
      Administrative                                          37,011       38,766
      Interest                                               120,206      150,335
                                                          __________   __________
      Total Expenses                                      $  278,179    $ 308,696
                                                          __________   __________
      Income Before Tax Provision                         $  175,600    $ 117,072
                                                          __________   __________
      Provision for Income Tax:
      Federal Income Tax                                  $   48,075    $  26,504
      State Income Tax                                         9,383        6,164
                                                          __________   __________
      Provision for Income Tax Before Realization of
        Prior Years' Tax                                  $   57,458    $  32,668
      Benefit
      Tax Benefits on Net Operating Loss Carryforward        (57,458)     (32,688)

      Total Provision for Income Tax
         (Net of Tax Benefits)                            $       -     $      -
                                                          __________   __________

      Net Income                                          $  175,600    $ 117,072
                                                          __________   __________
                                                          __________   __________
      Income per Common Share                             $      .06    $     .04
                                                          __________   __________
                                                          __________   __________

      Average Shares of Common Stock Outstanding           2,982,662    2,982,662
                                                          __________   __________
                                                          __________   __________

                See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2002 AND 2001

                                                                      Years Ended April 31,
                                                                      2002           2001
      Cash Flows From Operating Activities:

      Net Income                                                  $  175,600    $ 117,072
      Adjustments to Reconcile Net Income to Net Cash
          Provided by (used for)
      Operating Activities:
      Depreciation                                                    11,739        7,939
      Amortization                                                     8,113        8,114
      Changes in Operating Assets and Liabilities:
      (Increase) Decrease in Inventory                                 2,627        2,773
      (Increase) Decrease in Prepaid Expenses and Other                 (358)        (246)
      Increase (Decrease) in Accounts Payable and Accruals           (20,813)      70,383
      Increase (Decrease) in Tenant Security Deposits                  1,950        2,095
                                                                  __________   __________
      Net Cash Provided by Operating Activities                   $  178,858    $ 208,130
                                                                  __________   __________
      Cash Flows From Investing Activities:
      Acquisition of Property and Equipment                       $   (3,526)   $(108,950)
      Acquisition of Deferred Lease Incentives                            -            -
                                                                  __________   __________
      Net Cash (used by) Investing Activities                     $   (3,526)   $(108,950)
                                                                  __________   __________
      Cash Flows From Financing Activities:
      Principal Payments Under Borrowings                         $  (49,879)   $ (40,581)
      Proceeds from Borrowings                                        19,351       17,080
                                                                  __________   __________
      Net Cash Provided by (used by) Financing Activities         $  (30,528)   $ (23,501)
                                                                  __________   __________
      Net Increase in Cash and Cash Equivalents                   $  144,804    $  75,679

      Cash and Cash Equivalents at the Beginning of Year             563,727      488,048
                                                                  __________   __________
      Cash and Cash Equivalents at the End of Year                $  708,531    $ 563,727
                                                                  __________   __________
                                                                  __________   __________
      Additional Cash Flow Information:
      Cash Payments during the Year
      Interest                                                    $  123,374    $ 149,378
                                                                  __________   __________
                                                                  __________   __________
      Income Taxes                                                $        -    $      -
                                                                  __________   __________
                                                                  __________   __________

                See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                       YEARS ENDED APRIL 30, 2002 AND 2001

                                               Common Stock
                                                                    Additional
                                     Shares Issued       Amount      Paid-In      (Deficit)
                                                                     Capital

       Balance at April 30, 2000        2,982,662       $149,133   $1,126,507   $(2,512,569)
       Net Income - 2001                       -              -            -        117,072
                                       __________      _________   __________   __________
       Balance at April 30, 2001        2,982,662       $149,133   $1,126,507   $(2,395,497)
       Net Income - 2002                        -             -            -        175,600
                                       __________      _________   __________   __________
       Balance at April 30, 2002        2,982,662       $149,133   $1,126,507   $(2,219,897)
                                        __________      _________   __________   __________
                                        __________      _________   __________   __________

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

                                           2002            2001

                  Finished Hardware     $   -0-          $  2,627
                                        _________        ________
                                        _________        ________
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

10.      Revenue Recognition -

         The Company recognizes rental income as it becomes receivable in accordance with the provisions of the underlying lease. The Company recognizes hardware sales upon shipment of goods to customers.

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
         The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS
         132 did not affect results of operations orfinancial position.

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
1.      Mortgage  Payable  -
        5% (prime less ½%) note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company's Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $10,704
        (including interest) with a final payment of approximately $1,354,000
        due October 2009.                                                       $1,732,982    $1,764,781

2.      Insurance Premium Note Payable -
        4% insurance premium financing, payable in monthly installments of
        $1,629 (including interest) through November 2002                            9,774         8,503
                                                                                __________    __________
        Total Notes Payable                                                     $1,742,756    $1,773,284

Payments of principal required on the foregoing debt are as follows :

                      Fiscal Year Ending
                      2003                         $   52,543
                      2004                             44,958
                      2005                             47,258
                      2006                             49,675
                      2007                             52,217
                      Thereafter                    1,496,105
                                                   __________
                      Total                        $1,742,756
                                                   __________
                                                   __________

         Land, buildings and improvements, and insurance policies with an approximate cost of $1,207,000 and an approximate net book value of
         $456,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

         The provision for income taxes consists of the following:

                                                   2002              2001
         Current                                 $58,361           $33,060
         Deferred                                   (903)             (392)
         Tax Benefit of Net Operating
          Loss Carryforward                      (57,458)          (32,668)
                                                 _________         ________

             Total                               $    -            $    -
                                                 _________         ________
                                                 _________         ________

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

                                                            2002        2001
                Properties and Equipment principally
                 due to depreciation                   $   55,866   $   55,063
                Net operating loss carryforwards          862,507      929,335
                                                       ___________  __________
                 Total Gross Deferred tax assets       $  918,373   $  984,398
                Less: Valuation allowance                (918,373)    (984,398)
                                                       ___________  __________
                 Net Deferred Tax Assets               $       -    $       -
                                                       ___________  __________
                                                       ___________  __________

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

                          2006                       $   600,000
                          2007                         1,083,000
                          2008                           205,000
                          2009                           132,000
                          2011                           100,000
                          2012                            68,000
                          2013                           105,800
                          2019                               200
                                                     ___________
                          TOTAL                      $ 2,294,000
                                                     ___________
                                                     ___________

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

                                                    2002                          2001

                                                                Percent of                     Percent of
                                                   Amount     Pre-Tax Income     Amount      Pre-Tax Income

      Income before provision for income taxes    $175,600          100%         $ 117,072        100%
                                                  _________       __________     __________     ________
      Computed expected tax expense               $ 59,704          34%          $  39,804         34%

      Federal Tax (benefit) of State Income Tax     (3,190)         (2)             (2,096)        (2)

      Sur Tax Exemption                             (8,439)         (5)            (11,204)       (10)
                                                  _________       __________     __________     ________
      Federal Tax Before Tax Benefits             $ 48,075          27%          $  26,504        22%

      Tax Benefits of Net Operating Loss
       Carryforwards                               (48,075)        (27%)           (26,504)      (22%)

      Actual Federal Tax                          $     -          -  %          $      -        -  %
                                                  _________       __________     __________     ________
                                                  _________       __________     __________     ________

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

                           2003                $ 342,000
                           2004                  235,000
                           2005                   31,000
                                               _________
                           TOTAL               $ 608,000
                                               _________
                                               _________

NOTE E - Rental Expenses (Except for Interest)

                     Rental expenses consisted of:
                                                           2002           2001
                     Depreciation and Amortization     $  19,852      $  16,052
                     Insurance                            16,562         15,973
                     Management Fees                      36,000         36,000
                     Outside Services                      2,873          3,723
                     Repairs and Maintenance               2,476          5,790
                     Utilities                             8,799          1,719
                     Taxes                                27,017         33,040
                                                       _________      _________
                     Totals                            $ 113,579      $ 112,297
                                                       _________      _________
                                                       _________      _________

NOTE F - Administrative Expenses

               Administrative expenses consisted of
                                                       2002             2001
               Accounting and Legal                 $ 18,975         $ 23,366
               Contract Labor                            241               65
               Office Supplies/Postage/Other           2,544            2,557
               Stockholders' Expenses                 11,435            9,010
               Telephone                               3,816            3,768
                                                    ________        _________
               Totals                               $ 37,011         $ 38,766
                                                    ________        _________
                                                    ________        _________

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

NOTE H - Commitments, Contingencies, Subsequent Events and Other Matters
         Environmental Matters -

         The Company's past operations include activities which are subject to
         Federal and State environmental regulations.

         The Company has been identified as a potentially responsible party
         ("PRP"), along with others, in remedial activities related to two sites -- the Seaboard Chemical Company site located in Jamestown,
         North Carolina and the Gold Coast Oil site located in Miami, Florida.

         Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the Company's required financial contribution to the clean up of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

         The Company at both sites joined settlement groups with other responsible parties to avoid extensive litigation and remedial costs.

         The Seaboard Chemical site settlement group at November 1, 2001 was composed of 393 PRPs which produced 13,884,126 estimated gallons of waste, of which 6,990 gallons of waste (.05%) is attributable to
         Miller Industries, Inc. The settlement group at this site has allocated the costs of remedial activities among the PRPs using the volumetric method. That is, based upon the ratio that the number of gallons of waste estimated to have been contributed to the site by the
         Company bears to the total number of gallons of waste estimated to have been disposed at this site by all of the PRPs. To date, the
         Company has incurred approximately $1,200 in costs with respect to this site. However, the Company is unable to determine what its total costs might be, and no accruals have been made for future clean-up liability at this site.

         In 1988, the Gold Coast Oil site settlement group negotiated a settlement between the EPA and 15 PRPs including the Company which resulted in a consent order in settlement of the EPA claim. The 15 PRPs subsequently negotiated a settlement among themselves to raise the funds necessary to perform specified clean-up activities. Total costs incurred through May 6, 1992 approximated $1,787,000 of which $50,000
         (3%) was attributable to the Company. The Company's insurance carrier at the time of the alleged violations agreed to reimburse the Company
         $45,000 in return for a release from any future additional claims. In
         1993, the settlement group determined that additional funds would be necessary to complete the specified clean-up of the site. The
         Company's share of the additional required funds amounted to $10,000 which is included in accrued expenses in the accompanying balance sheets.

         Accounting for the Impairment or Disposal of Long-Lived Assets -

         In August 2001, the Financial Accounting Standards Board ("FASB")
         approved SFAS No. 144 "Accounting for the Impairment or Disposal of
         Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed of." The Company adopted SFAS No. 144 on May 1, 2002 as required, and the statement is not expected to have a material impact on the Company's results of operations or financial position. Under
         SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values.

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

