Form 10QSB/A
period 2002-07-31
MILLER INDUSTRIES INC
filed 2003-07-15
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB/A

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

                  16295 N.W. 13th Avenue., Miami, Florida 33169
                     (Address of Principal Executive Offices

                                 (305) 621-0501
               (Registrant's telephone number, including area code

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

                                        1

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                  JULY 31, 2002

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................... 5

PART II: OTHER INFORMATION

Items 1 to 6.................................................................. 9

Signatures.................................................................... 9

                                        i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                   July 31, 2002
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Investment Property:
-------------------
        Land                                          $ 161,443
        Building and Improvements                     1,022,462
        Machinery and Equipment                          11,106
        Furniture and Fixtures                           10,251
                                                      ---------
            Total Cost                                               $1,205,262
        Less: Accumulated Depreciation                                  765,292
                                                                     -----------
            Net Book Value                                            $ 439,970

Other Assets:
------------
        Cash                                          $ 726,176
        Inventories                                          -
        Prepaid Expenses and Other Assets                 9,114
        Deferred Lease Incentive (Net of
         Accumulated Amortization of $15,066)            12,326
        Loan Costs, Less Accumulated
         Amortization of $7,237                          19,111
                                                      ---------
            Total Other Assets                                          766,727
                                                                      ----------
            Total Assets                                             $1,206,697
                                                                      ==========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Liabilities:
-----------
        Mortgages and Notes Payable                 $1,722,489
        Accounts Payable and Accrued Expenses          292,384
        Tenant Security Deposits                        75,692
                                                      --------
            Total Liabilities                                        $2,090,565

Shareholders' Deficiency:
------------------------
        Common Stock, $.05 par, 5,000,000 shares
         authorized, 2,982,662 shares issued and
         outstanding                                 $ 149,133
        Paid-in Capital                              1,126,507
        Deficit                                     (2,159,508)
                                                    -----------
            Total Shareholders' Deficiency                             (883,868)
                                                                       ---------
            Total Liabilities and Shareholders'
              Deficiency                                             $1,206,697
                                                                      ==========

See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                        Three Months Ended
                                                              July 31,
                                                      2002               2001
                                                      ----               ----
Revenues:
--------
        Rental Income                             $ 104,862           $ 105,518
        Hardware Sales (Net)                          4,007               4,178
        Other Income                                  2,573               5,308
                                                  ----------          ----------

                 Total Revenue                    $ 111,442           $ 115,004
                                                  ----------          ----------

Expenses:
--------
        Rental Expense (Except Interest)          $  25,266           $  21,044
        Cost of Hardware Sales                        1,610               1,671
        Administrative                                6,891               8,452
        Interest                                     17,286              26,430
                                                  ----------          ----------
                 Total Expenses                    $ 51,053           $  57,597
                                                  ----------          ----------
                 Income Before Tax Provision       $ 60,389           $  57,407
                                                  ----------          ----------

Provision for Income Tax:
------------------------
        Federal Income Tax                         $ 14,400           $   9,050
        State Income Tax                              3,100               1,950
                                                  ----------          ----------
        Provision for Income Tax Before
         Realization of Prior Year Tax
         Benefits                                  $ 17,500           $  11,000
        Tax Benefits of Net Operating
         Loss Carryforward                          (17,500)            (11,000)
                                                  ----------          ----------

                 Total Provision for Income Tax
                  (Net of Tax Benefits)            $     -            $      -

                 Net Income                        $ 60,389           $  57,407
                                                  ==========          ==========

Income per Common Share                            $    .02           $     .02
                                                  ==========          ==========

Average Shares of Common Stock Outstanding        2,982,662           2,982,662
                                                  ==========          ==========

See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 2002 AND 2001
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              July 31,
                                                      2002               2001
                                                      ----               ----
Cash Flows From Operating Activities:
------------------------------------
   Net Income                                       $ 60,389           $ 57,407
   Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
        Depreciation                                   2,900              1,975
        Amortization                                   2,020              2,012
        Changes in Operating Assets and
         Liabilities                                 (27,397)             9,539
                                                   ----------          ---------
            Net Cash Provided by Operating
             Activities                             $ 37,912           $ 70,933
                                                   ----------          ---------

Cash Flows From Investing Activities:
------------------------------------
   Acquisition of Property and Equipment            $     -            $     -
                                                   ----------          ---------
   Net Cash (Used in) Investing Activities          $     -            $     -
                                                   ----------          ---------

Cash Flows From Financing Activities:
------------------------------------
   Principal Payments Under Borrowings              $(20,267)         $ (14,041)
                                                   ----------         ----------
   Addition to Debt                                       -                  -
                                                   ----------         ----------
        Net Cash Provided by (Used in)
         Financing Activities                      $ (20,267)         $ (14,041)
                                                   ----------         ----------
        Net Increase in Cash                       $  17,645          $  56,892

Cash at the Beginning of Period                      708,531            563,727
-------------------------------                    ----------         ----------
Cash at the End of Period                          $ 726,176          $ 620,619
-------------------------                          ==========         ==========

Additional Cash Flow Information:
   Cash Paid for Interest                          $  17,286          $  26,430
                                                   ==========         ==========
   Cash Paid for Income Tax                        $      -           $      -
                                                   ==========         ==========

See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMETNS
                                  JULY 31, 2002
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION:
------------------------------

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
-------------------------

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

NOTE C - SUBSEQUENT EVENT:
-------------------------

        On August 9, 2002, one of the Company's tenants ceased operations when the tenant's secured lender seized the tenant's assets. Rental income that was terminated as of August 9, 2002 approximated $7,500 per month or $90,000 per year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

Results of Operations (First Quarter of 2003 Fiscal Year v. First Quarter of
2002 Fiscal Year)

Rental Income
-------------

        The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first quarter of the 2003 fiscal year was $105,000, compared with $106,000 in the first quarter of 2002.
During 2003 and 2002, approximately 80% of the Company's warehouse was leased.

Hardware Sales
--------------

        The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The
Company utilizes its existing inventory of these parts to support these sales.
These sales were $4,000 in the first quarter of both 2003 and 2002.

Other Income
------------

        The Company generated other income of $3,000 in the first quarter of
2003, compared to $5,000 in the first quarter of 2002. Other income in 2003 and
2002 consisted of interest income. The decrease in the other income was primarily due to lower interest rates.

Rental Expense (Excluding Interest)
-----------------------------------

        The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $25,000 in the first quarter of 2003 and $21,000 in the first quarter of 2002. The principal components were management fees ($9,000 in both 2003 and 2002), taxes ($8,000 in
2003 and $7,000 in 2002), depreciation and amortization ($5,000 in 2003 and
$4,000 in 2002) and insurance ($4,000 in 2003 and 2002). The $4,000 increase in
2003 was due to increases in taxes, depreciation and repairs.

Cost of Hardware Sales
----------------------

        The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $1,600 in the first quarter of 2003 and $1,700 in the first quarter of 2002.

Administrative Expenses
-----------------------

        The Company's administrative expenses were $7,000 in 2003, compared to
$8,000 in 2002. They primarily consist of accounting and legal fees ($4,000 in
2003 and 2002), and shareholders expenses ($2,000 in 2003 and 2002).

Interest Expense
----------------

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $17,000 in 2003 compared to $26,000 in 2002. The decease in the amount of interest was attributable to the decline in the prime rate.

Provision for Income Taxes
--------------------------

        The Company recorded a provision for income tax of $14,000 in 2003, compared to $9,000 in 2002, based upon the Company's income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company's net operating losses.

Net Income
----------

        As a result of the foregoing factors, the Company had net income of
$60,000 in the first quarter of 2003, compared to $57,000 in the first quarter of 2002.

Liquidity and Capital Resources
-------------------------------

        The Company's cash increased by $18,000 during the first three months of the 2002 fiscal year compared with an increase of $57,000 during the first three months of fiscal year 2001. The increase in cash in 2002 was primarily due to positive cash flow from operations. As of July 31, 2002, the Company's cash position was approximately $726,000.

Current Operations
------------------

        The Company operates as a real estate investment and management company.
The Company is currently seeking to obtain additional commercial tenants for its existing building.

        The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's new mortgage loan, real estate taxes and insurance. At the present time only 39% of the Company's building is leased. As a result, the
Company does not currently generate sufficient cash flow from operations to meet the Company's cash requirements.

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

PART II. OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K
         -------------------

         (a)      Exhibits.
                  --------

                  Exhibit No.       Description
                  -----------       -----------

                      99            Certification under Section 906 of
                                    Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.
                  -------------------

                  Not applicable.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MILLER INDUSTRIES, INC.
                                              (Registrant)

Dated:  July 9, 2003             By:     /s/  Angelo Napolitano
                                         ------------------------------
                                              Angelo Napolitano
                                              Chairman of the Board of Directors
                                              Chief Executive Officer
                                              Principal Financial Officer

                                 CERTIFICATIONS
                                 --------------

         I, Angelo Napolitano, certify, that:

1.       I have reviewed this quarterly report on Form 10-QSB/A of Miller
         Industries, Inc.;

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

Dated:  July 9, 2003                  By:     /s/  Angelo Napolitano
                                              ---------------------------------
                                                   Angelo Napolitano, President
                                                   and Chief Financial Officer
                                                   (Principal Executive Officer)