Form 10QSB/A
period 2002-10-31
MILLER INDUSTRIES INC
filed 2003-07-15
CIK 66388

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

                                        i

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                October 31, 2002

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2...Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................... 6

PART II: OTHER INFORMATION

Items 1 to 6................................................................. 11

Signatures................................................................... 11

                                        i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                October 31, 2002
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Investment Property:
-------------------
        Land                                       $ 161,443
        Building and Improvements                  1,022,462
        Machinery and Equipment                       11,106
        Furniture and Fixtures                        10,251
                                                   ----------
            Total Cost                                               $1,205,262
        Less: Accumulated Depreciation                                  768,192
                                                                     -----------
            Net Book Value                                            $ 437,070

Other Assets:
------------
        Cash                                       $ 774,810
        Prepaid Expenses and Other Assets              5,449
        Deferred Lease Incentive (Net of
         Accumulated Amortization of $16,436)         10,956
        Loan Costs, Less Accumulated
         Amortization of $7,887                       18,461
                                                   ----------
            Total Other Assets                                          809,676
                                                                     -----------
            Total Assets                                             $1,246,746
                                                                     ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Liabilities:
-----------
        Mortgages and Notes Payable               $1,711,864
        Accounts Payable and Accrued Expenses        306,988
        Tenant Security Deposits                      53,195
                                                  -----------
            Total Liabilities                                        $2,072,047

Shareholders' Deficiency:
------------------------
        Common Stock, $.05 par, 5,000,000 shares
         authorized, 2,982,662 shares issued and
         outstanding                               $ 149,133
        Paid-in capital                            1,126,507
        Deficit                                   (2,100,914)
                                                  -----------
            Total Shareholders' Deficiency                             (825,301)
                                                                     -----------
            Total Liabilities and Shareholders' Deficiency          $ 1,246,746
                                                                     ===========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                         Six Months Ended
                                                             October 31,
                                                      2002               2001
                                                      ----               ----
Revenues:
--------
        Rental Income                              $ 216,887          $ 208,836
        Hardware Sales (Net)                          12,826              6,392
        Other Income                                   4,974              9,651
                                                   ----------        -----------

                 Total Revenue                     $ 234,687          $ 224,879
                                                   ----------        -----------

Expenses:
--------
        Rental Expense (Except Interest)           $  56,695          $  47,836
        Cost of Hardware Sales                         5,267              2,714
        Administrative                                14,996             16,942
        Interest                                      38,773             71,707
                                                   ----------        -----------
                 Total Expenses                    $ 115,731          $ 139,199
                                                   ----------        -----------
                 Income Before Tax Provision       $ 118,956          $  85,680
                                                   ----------        -----------

Provision for Income Tax:
------------------------
        Federal Income Tax                         $  28,300          $  13,350
        State Income Tax                               5,700              2,950
                                                   ----------        -----------
        Provision for Income Tax Before
         Realization of Prior Years' Tax
         Benefits                                  $  34,000          $  16,300
        Tax Benefits of Net Operating Loss
         Carryforward                                (34,000)           (16,300)
                                                   ----------        -----------

            Total Provision for Income Tax
             (Net of Tax Benefits)                 $      -           $      -

         Net Income                                $ 118,956          $  85,680
                                                   ==========        ===========

Income per Common Share                            $     .04          $     .03
                                                   ==========        ===========

Average Shares of Common Stock Outstanding         2,982,662          2,982,662
                                                   ==========        ===========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                          Six Months Ended
                                                             October 31,
                                                      2002               2001
                                                      ----               ----
Cash Flows From Operating Activities:
------------------------------------
   Net Income                                      $ 118,956          $  85,680
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities:
        Depreciation                                   5,800              3,950
        Amortization                                   4,040              4,024
        Changes in Operating Assets and
         Liabilities                                 (41,398)             1,860
                                                   ----------         ----------
            Net Cash Provided by Operating
             Activities                            $  87,398          $  95,514
                                                   ----------         ----------

Cash Flows From Investing Activities:
------------------------------------
   Acquisition of Property and Equipment           $     -            $      -
                                                   ----------         ----------
        Net Cash (Used in) Investing Activities    $     -            $      -
                                                   ----------         ----------

Cash Flows From Financing Activities:
------------------------------------
   Principal Payments Under Borrowings             $ (21,118)         $ (19,704)
   Addition to Debt                                       -                  -
                                                   ----------         ----------

        Net Cash Provided by (Used in)
         Financing Activities                      $ (21,118)         $ (19,704)
                                                   ----------         ----------

        Net Increase in Cash                       $  66,280          $  75,810

Cash at the Beginning of Period                      708,530            563,727
-------------------------------                    ----------         ----------
Cash at the End of Period                          $ 774,810          $ 639,537
-------------------------                          ==========         ==========

Additional Cash Flow Information:
--------------------------------
   Cash Paid for Interest                          $  38,773          $  71,707
                                                   ==========         ==========
   Cash Paid for Income Tax                        $      -           $      -
                                                   ==========         ==========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED OCTOBER 31, 2002 AND 2001
                                   (UNAUDITED)

                                                          Three Months Ended
                                                              October 31,
                                                       2002               2001
                                                       ----               ----
Revenues:
--------
        Rental Income                              $ 112,025          $ 103,318
        Hardware Sales (Net)                           8,819              2,214
        Other Income                                   2,401              4,344
                                                   ----------        -----------

                 Total Revenue                     $ 123,245          $ 109,876
                                                   ----------        -----------

Expenses:
--------
        Rental Expense (Except Interest)           $  31,429          $  26,789
        Cost of Hardware Sales                         3,657              1,043
        Administrative                                 8,105              8,492
        Interest                                      21,487             45,276
                                                   ----------        -----------
                 Total Expenses                     $ 64,678          $  81,600
                                                   ----------        -----------
                 Income Before Tax Provision        $ 58,567          $  28,276
                                                   ----------        -----------

Provision for Income Tax:
------------------------
        Federal Income Tax                          $ 13,900          $   4,300
        State Income Tax                               2,600              1,000
                                                   ----------        -----------
        Provision for Income Tax Before
         Realization of Prior Years' Tax
         Benefits                                   $ 16,500          $   5,300
        Tax Benefits of Net Operating Loss
         Carryforward                                (16,500)            (5,300)
                                                   ----------        -----------

                 Total Provision for Income Tax
                  (Net of Tax Benefits)             $     -           $      -

                 Net Income                         $ 58,567          $  28,276
                                                   ==========        ===========

Income per Common Share                             $    .02          $     .01
                                                   ==========        ===========

Average Shares of Common Stock Outstanding         2,982,662          2,982,662
                                                   ==========        ===========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMETNS
                                OCTOBER 31, 2002
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
---------------------

        On August 9, 2002, one of the Company's tenants ceased operations when the tenant's secured lender seized the tenant's assets. Rental income that was terminated as of August 9, 2002 approximated $7,500 per month or $90,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operations (First Half of 2003 Fiscal Year v. First Half of 2002
Fiscal Year)

Rental Income
-------------

        The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first half of the 2003 fiscal year was $217,000, compared with $209,000 in the first half of 2002.
During 2003, approximately 65% of the Company's warehouse was leased, compared to 80% to 2002.

Hardware Sales
--------------

        The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The
Company utilizes its existing inventory of these parts to support these sales.
These sales were $13,000 in the first half of 2003 and $6,000 in 2002. The increase was due to a greater demand for the Company's replacement parts for
2003.

Other Income
------------

        The Company generated other income of $5,000 in the first half of 2003, compared to $10,000 in the first half of 2002. Other income in 2003 and 2002 consisted of interest income. The decrease in the other income was due to decreased interest rates in 2003.

Rental Expense (Excluding Interest)
-----------------------------------

        The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $57,000 in the first half of 2003 and $48,000 in the first half of 2002. The principal components were management fees ($18,000 in both 2003 and 2002), taxes ($17,000 in 2003 and
$13,000 in 2002), depreciation and amortization ($10,000 in 2003 and $8,000 in
2002) and insurance ($7,000 in 2003 and $8,000 in 2002). The $9,000 increase in
2003 was due to taxes, depreciation and repairs.

Cost of Hardware Sales
----------------------

        The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $5,000 in the first half of 2003 and $3,000 in the first half of
2002.

Administrative Expenses
-----------------------

        The Company's administrative expenses were $15,000 in 2003, compared to
$17,000 in 2002. They primarily consist of accounting and legal fees ($9,000 in
2003 compared to $9,000 in 2002), and shareholders expenses ($5,000 in 2003 and
$5,000 in 2002).

Interest Expense
----------------

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $39,000 in 2003 compared to $72,000 in 2002. The decease in the amount of interest was attributable to the decline in the prime rate.

Provision for Income Taxes
--------------------------

        The Company recorded a provision for income tax of $34,000 in 2003, compared to $16,000 in 2002, based upon the Company's income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company's net operating losses.

Net Income
----------

        As a result of the foregoing factors, the Company had net income of
$119,000 in the first half of 2003, compared to $86,000 in the first half of
2002.

Results of Operations (Second Quarter of 2003 Fiscal Year v. Second Quarter of
2002 Fiscal Year)

Rental Income
-------------

        Rental income during the second quarter of the 2003 fiscal year was
$112,000, compared with $103,000 in the second quarter of 2002. During 2003, approximately 65% of the Company's warehouse was leased, compared to 80% to
2002.

Hardware Sales
--------------

        Hardware sales were $9,000 in the second quarter of 2003 and $2,000 in
2002. The increase was due to increased demand for the Company's products.

Other Income
------------

        The Company generated other income of $2,000 in the second quarter of
2003, compared to $4,000 in the second quarter of 2002. Other income in 2003 and
2002 consisted of interest income. The decrease in the other income was due to decreased interest rates.

Rental Expense (Excluding Interest)
-----------------------------------

        Rental expenses were $31,000 in the second quarter of 2003 and $27,000 in the second quarter of 2002. The principal components were management fees
($9,000 in both 2003 and 2002), taxes ($9,000 in 2003 and $7,000 in 2002), depreciation and amortization ($5,000 in 2003 and $4,000 in 2002) and insurance
($4,000 in 2003 and $4,000 in 2002). The $4,000 increase was due to taxes, depreciation and repairs.

Cost of Hardware Sales
----------------------

        Hardware costs were $4,000 in the second quarter of 2003 and $1,000 in the second quarter of 2002. The increase was due to higher sales.

Administrative Expenses
-----------------------

        The Company's administrative expenses were $8,000 in 2003, compared to
$8,000 in 2002. They primarily consist of accounting and legal fees ($4,000 in
2003 compared to $4,000 in 2002), and shareholders expenses ($3,000 in 2003 and
$3,000 in 2002).

Interest Expense
----------------

        Interest expense was $21,000 in 2003 compared to $45,000 in 2002. The decease in the amount of interest was attributable to the decline in the prime rate.

Provision for Income Taxes
--------------------------

        The Company recorded a provision for income tax of $17,000 in 2003, compared to $5,000 in 2002, based upon the Company's income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company's net operating losses.

Net Income
----------

        As a result of the foregoing factors, the Company had net income of
$59,000 in the second quarter of 2003, compared to $28,000 in the second quarter of 2002.

Liquidity and Capital Resources
-------------------------------

        The Company's cash increased by $66,000 during the first six months of the 2002 fiscal year compared with an increase of $76,000 during the first six months of fiscal year 2001. The increase in cash in 2002 was primarily due to positive cash flow from operations. As of October 31, 2002, the Company's cash position was approximately $775,000.

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
         --------------------------------

         (a)      Exhibits
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

Dated:   July 9, 2003                 By:     /s/  Angelo Napolitano
                                              ----------------------------------
                                                   Angelo Napolitano, President
                                                   and Chief Financial Officer
                                                   (Principal Executive Officer)

