Form 10QSB
period 2003-01-31
MILLER INDUSTRIES INC
filed 2003-07-15
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended January 31, 2003 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from __________ to ___________

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

Yes [ ]      No [X]

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2003 is 2,982,662 shares.

                                        1

                             MILLER INDUSTRIES, INC.
                                   FORM 10-QSB
                                January 31, 2003

                                      INDEX

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

PART II: OTHER INFORMATION

Items 1 to 6................................................................. 11

Signatures................................................................... 11

                                        i

                             MILLER INDUSTRIES, INC.
                                 BALANCE SHEETS
                                 January 31, 2003
                                   (UNAUDITED)

                                     ASSETS
                                     ------
Investment Property:
-------------------
        Land                                           $ 161,443
        Building and Improvements                      1,024,702
        Machinery and Equipment                           11,106
        Furniture and Fixtures                            10,251
                                                       ---------
            Total Cost                                              $ 1,207,502
        Less: Accumulated Depreciation                                  771,092
                                                                    -----------
            Net Book Value                                            $ 436,410

Other Assets:
------------
        Cash                                           $ 758,870
        Prepaid Expenses and Other Assets                 22,808
        Deferred Lease Incentive (Net of Accumulated
            Amortization of $17,806)                       9,586
        Loan Costs, Less Accumulated Amortization of
            $8,537                                        17,811
                                                       ---------
            Total Other Assets                                          809,075
                                                                    -----------
            Total Assets                                            $ 1,245,485
                                                                    ===========

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                    ----------------------------------------

Liabilities:
-----------
        Mortgages and Notes Payable                  $1,700,035
        Accounts Payable and Accrued Expenses           309,551
        Tenant Security Deposits                         26,569
                                                     ----------
            Total Liabilities                                       $ 2,036,155

Shareholders' Deficiency:
------------------------
        Common Stock, $.05 par, 5,000,000 shares
         authorized,  2,982,662 shares issued and
         outstanding                                  $ 149,133
        Paid-in capital                               1,126,507
        Deficit                                      (2,066,310)
                                                    ------------
            Total Shareholders' Deficiency                             (790,670)
                                                                     -----------
            Total Liabilities and Shareholders' Deficiency           $ 1,245,485
                                                                     ===========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                          Nine Months Ended
                                                             January 31,
                                                       2003               2002
                                                       ----               ----
Revenues:
--------
        Rental Income                               $ 305,668          $ 312,750
        Hardware Sales (Net)                           13,525             12,950
        Other Income                                   14,743             12,470
                                                    ----------        ----------
                 Total Revenue                      $ 333,936          $ 338,170
                                                    ----------        ----------
Expenses:
--------
        Rental Expense (Except Interest)            $  85,542          $  71,470
        Cost of Hardware Sales                          5,267              5,738
        Administrative                                 31,988             29,084
        Interest                                       57,552             94,125
                                                    ----------         ---------
                 Total Expenses                     $ 180,349          $ 200,417
                                                    ----------         ---------
                 Income Before Tax Provision        $ 153,587          $ 137,753
                                                    ----------         ---------
Provision for Income Tax:
------------------------
        Federal Income Tax                          $  43,000          $  22,050
        State Income Tax                                8,300              4,650
                                                    ----------        ----------
        Provision for Income Tax Before
         realization of Prior Years' Tax
         Benefits                                   $  51,300          $  26,700
        Tax Benefits of Net Operating
         Loss Carryforward                            (51,300)           (26,700)
                                                    ----------         ---------

                 Total Provision for Income Tax
                  (Net of Tax Benefits)             $    -             $    -

                 Net Income                         $ 153,587          $ 137,753
                                                    ==========         =========

Income per Common Share                             $     .05          $     .05
                                                    ==========         =========

Average Shares of Common Stock Outstanding          2,982,662          2,982,662
                                                    ==========         =========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE NINE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                           January 31,
                                                     2003               2002
                                                     ----               ----
Cash Flows From Operating Activities:
------------------------------------
   Net Income                                      $ 153,587          $ 137,753
   Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating
    Activities:
        Depreciation                                   8,700              5,925
        Amortization                                   6,060              6,036
        Changes in Operating Assets and
         Liabilities                                 (82,820)           (20,736)
                                                    ---------         ----------
            Net Cash Provided by Operating
             Activities                             $ 85,527          $ 128,978
                                                    ---------         ----------

Cash Flows From Investing Activities:
------------------------------------
   Acquisition of Property and Equipment            $ (2,240)          $ (3,526)
                                                    ---------         ----------
        Net Cash (Used in) Investing Activities     $ (2,240)          $ (3,526)
                                                    ---------         ----------

Cash Flows From Financing Activities:
------------------------------------
   Principal Payments Under Borrowings              $(32,947)         $ (29,939)
   Addition to Debt                                       -                  -
                                                    ---------         ----------
        Net Cash Provided by (Used in)
         Financing Activities                       $(32,947)         $ (29,939)
                                                    ---------         ----------
        Net Increase in Cash                        $ 50,340          $  95,513

Cash at the Beginning of Period                      708,530            563,727
-------------------------------                     ---------         ----------
Cash at the End of Period                          $ 758,870          $ 659,240
-------------------------                           =========         ==========

Additional Cash Flow Information:
--------------------------------
   Cash Paid for Interest                           $ 57,552           $ 94,125
                                                    =========         ==========
   Cash Paid for Income Tax                         $     -            $     -
                                                    =========         ==========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED JANUARY 31, 2003 AND 2002
                                   (UNAUDITED)

                                                         Three Months Ended
                                                             January 31,
                                                       2003               2002
                                                       ----               ----
Revenues:
--------
        Rental Income                               $ 88,781          $ 103,914
        Hardware Sales (Net)                             699              6,557
        Other Income                                   9,769              2,819
                                                  ----------         -----------

                 Total Revenue                      $ 99,249          $ 113,290
                                                  ----------         -----------

Expenses:
--------
        Rental Expense (Except Interest)            $ 30,935           $ 23,637
        Cost of Hardware Sales                            -               3,023
        Administrative                                14,904             12,142
        Interest                                      18,778             22,418
                                                  ----------         -----------
                 Total Expenses                     $ 64,617           $ 61,220
                                                  ----------         -----------
                 Income Before Tax Provision        $ 34,632           $ 52,070
                                                  ----------         -----------

Provision for Income Tax:
------------------------
        Federal Income Tax                         $ 14,700            $ 8,700
        State Income Tax                              2,600              1,700
                                                  ----------         -----------
        Provision for Income Tax Before
         Realization of Prior Years' Tax
         Benefits                                  $ 17,300           $ 10,400
        Tax Benefits of Net Operating
         Loss Carryforward                          (17,300)           (10,400)
                                                  ----------         -----------

                 Total Provision for Income Tax
                  (Net of Tax Benefits)           $      -            $     -

                 Net Income                        $ 34,632           $ 52,070
                                                  ==========         ===========
Income per Common Share                            $    .01           $    .02
                                                  ==========         ===========

Average Shares of Common Stock Outstanding        2,982,662          2,982,662
                                                  ==========         ===========

                See accompanying notes to financial statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2003
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
Operating results for the three month period and the nine month period ending
January 31, 2003 are not necessarily indicative of results that may be expected for the year ended April 30, 2003.

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

NOTE C - OTHER MATTERS
----------------------

        On August 9, 2002, one of the Company's tenants ceased operations when the tenant's secured lender seized the tenant's assets. Rental income that was terminated as of August 9, 2002 approximated $7,500 per month, or $90,000 per year.

        On January 31, 2003, the lease of one of the Company's tenants expired and the tenant vacated the premises. Rental income that was terminated as of
January 31, 2003 approximated $15,000 per month, or $180,000 per year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operations (First Three Quarters of 2003 Fiscal Year v. First Three
Quarters of 2002 Fiscal Year)

Rental Income
-------------

        The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first three quarters of the
2003 fiscal year was $306,000, compared with $313,000 in the first three quarters of 2002. During 2003, approximately 51% of the Company's warehouse was leased, compared to 80% to 2002.

Hardware Sales
--------------

        The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The
Company utilizes its existing inventory of these parts to support these sales.
These sales were $14,000 in 2003 and $13,000 in 2002.

Other Income
------------

        The Company generated other income of $15,000 in the first three quarters of 2003, compared to $12,000 in the first three quarters of 2002. Other income in 2003 consisted of interest income and miscellaneous income, while other income in 2002 consisted of interest income. The increase in the other income was due to the increase in miscellaneous income.

Rental Expense (Excluding Interest)
-----------------------------------

        The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $86,000 in the first three quarters of 2003 and $71,000 in the first three quarters of 2002. The principal components were management fees ($28,000 in 2003 and $24,000 in 2002), taxes ($28,000 in 2003 and $20,000 in 2002), depreciation and amortization
($15,000 in 2003 and $12,000 in 2002) and insurance ($13,000 in 2003 and $12,000 in 2002). The $15,000 increase in 2003 was due to the additional management fees, taxes and depreciation.

Cost of Hardware Sales
----------------------

        The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $5,000 in the first three quarters of 2003 and $6,000 in the first three quarters of 2002.

Administrative Expenses
-----------------------

        The Company's administrative expenses were $32,000 in 2003, compared to
$29,000 in 2002. They primarily consist of accounting and legal fees ($30,000 in
2003 compared to $25,000 in 2002), and shareholders expenses ($8,000 in 2003 and
$8,000 in 2002).

Interest Expense
----------------

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $58,000 in 2003 compared to $94,000 in 2002. The decease in the amount of interest was attributable to a decline in the prime rate. The loan bears interest at prime plus1/2%.

Provision for Income Taxes
--------------------------

        The Company recorded a provision for income tax of $51,000 in 2003, compared to $27,000 in 2002, based upon the Company's income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company's net operating losses.

Net Income
----------

        As a result of the foregoing factors, the Company had net income of
$154,000 in the first three quarters of 2003, compared to $138,000 in the first three quarters of 2002.

Results of Operations (Third Quarter of 2003 Fiscal Year v. Third Quarter of
2002 Fiscal Year)

Rental Income
-------------

        Rental income during the third quarter of the 2003 fiscal year was
$89,000, compared with $104,000 in the third quarter of 2002. During 2003, approximately 51% of the Company's warehouse was leased, compared to 80% to
2002.

Hardware Sales
--------------

        Hardware sales were $700 in the third quarter of 2003 and $7,000 in
2002. The decrease was due to less of a demand for replacement hardware for
2003.

Other Income
------------

        The Company generated other income of $9,800 in the third quarter of
2003, compared to $3,000 in the third quarter of 2002. Other income in 2003 consisted of interest income and miscellaneous income, while other income in
2002 consisted of interest income. The increase in the other income was due to the increase in miscellaneous income.

Rental Expense (Excluding Interest)
-----------------------------------

        Rental expenses were $31,000 in the third quarter of 2003 and $24,000 in the third quarter of 2002. The principal components were management fees
($10,000 in both 2003 and 2002), taxes ($11,000 in 2003 and $6,000 in 2002), depreciation and amortization ($5,000 in 2003 and $4,000 in 2002) and insurance
($5,000 in 2003 and $4,000 in 2002). The $7,000increase was due to additional management fees, taxes and depreciation.

Cost of Hardware Sales
----------------------

        Hardware costs were $0 in the third quarter of 2003 and $3,000 in the third quarter of 2002.

Administrative Expenses
-----------------------

        The Company's administrative expenses were $15,000 in 2003, compared to
$12,000 in 2002. They primarily consist of accounting and legal fees ($10,000 in
2003 compared to $8,000 in 2002), and shareholders expenses ($3,000 in 2003 and
$3,000 in 2002).

Interest Expense
----------------

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $19,000 in 2003 compared to $22,000 in 2002. The decease in the amount of interest was attributable to a decline in the prime rate.

Provision for Income Taxes
--------------------------

        The Company recorded a provision for income tax of $17,000 in 2003, compared to $9,400 in 2002, based upon the Company's income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company's net operating losses.

Net Income
----------

        As a result of the foregoing factors, the Company had net income of
$35,000 in the third quarter of 2003, compared to $52,000 in the third quarter of 2002.

Liquidity and Capital Resources
-------------------------------

        The Company's cash increased by $50,000 during the first nine months of the 2003 fiscal year compared with an increase of $95,513 during the first nine months of fiscal year 2002. The increase in cash in 2003 was due to cash flow from operations. As of January 31, 2003, the Company's cash position was approximately $759,000.

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

PART II.  OTHER INFORMATION

ITEM 6.  REPORTS ON FORM 8-K
         -------------------

         (a)     Exhibits
                 --------

         Exhibit No.        Description
         ----------         -----------

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