Form 10KSB
period 2003-04-30
MILLER INDUSTRIES INC
filed 2003-10-07
CIK 66388

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

         [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
               EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended April 30, 2003

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
(Incorporation or Organization)                              Identification No.)

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

                          Common Stock, $.05 Par Value
   ---------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for past 90 days.

                                 Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $392,000.

As of April 30, 2003, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value.

         The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of August 29, 2003) was approximately $148,000.

                                     PART I

ITEM 1. BUSINESS

General

         Miller Industries, Inc. (the "Company") was incorporated under the laws of the State of Florida on January 21, 1963. The administrative offices of the
Company are located at 16295 N.W. 13th Avenue, Miami, Florida 33169, and its
telephone number is (305) 621-0501.

         The  Company's principal business is the ownership and management of a
98,000 square feet warehouse located in Miami, Florida. The Company's plan is to acquire other income-generating properties. The Company's president, Angelo
Napolitano, has extensive experience in the real estate industry, and believes that he can provide the Company with the expertise to locate, acquire and manage attractive properties. The Company hopes to finance the acquisition of properties through a combination of debt from third parties (including outside lenders and seller financing) and issuance of equity securities.

Employees

         The Company had no employees during the 2002 and 2001 fiscal years.

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

Financing

         At April 30, 2003, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately
$1,688,000. The loan accrues interest at prime less ½% and is payable in monthly installments of $10,000, with a balloon payment of $1,328,000 due October 2009.
The loan is secured by the Company's land and building and a partial guarantee of the Company's president.

Leasing Activities

         The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately
$3.75 per square foot to approximately $5.50 per square foot and the occupancy rate in the area is approximately 70%.

         On April 30, 2002, the Company had leased approximately 80% of the
Company's building pursuant to three leases. During the 2003 fiscal year, one of these leases continued throughout the year and two of these leases terminated.
The continuing lease covers 38,500 square feet and expires in March 2004. It provides for rent of $15,010 per month.

         The two terminated leases consisted of a lease for 24,000 square feet which expired in December 2002 and a lease for 16,000 square feet which terminated in October 2002.

         During the 2003 fiscal year, the Company entered into two new leases.
These leases included a lease for 3,000 square feet which commenced in December
2002 and expired at the end of August 2003. This lease provided for rent of
$1,000 per month. This tenant also leased a small amount of office space in
March 2003 for rent of $733 per month. This lease also expired at the end of
August 2003.

         After the end of the 2003 fiscal year, the Company entered into a new one year lease for 16,000 square feet with a rent of $7,300 per month. This lease commenced in September 2003 and terminates in September 2004.

         As a result of the foregoing, the Company is currently leasing approximately 56% of its building. The Company is continuing to seek new tenants for its unoccupied space.

Insurance, Depreciation and Taxes

         The Company believes that the building is adequately insured.
Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2003 were approximately $33,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

          The Company's common stock is currently traded on the over-the-counter market under the symbol "MLLS".

          The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

      FYE                                          CLOSING BID                     CLOSING ASK
      2001                                     HIGH            LOW            HIGH             LOW
      May 3, 2001 to July 30, 2001             $.06            $.04           $.08            $.05
      Aug. 2, 2001 to Oct. 29, 2001            $.06            $.06           $.08            $.07
      Nov. 1, 2001 to Jan. 31, 2002            $.06            $.05           $.08            $.07
      Feb. 1, 2002  to Apr. 30, 2002           $.05            $.05           $.08            $.08

      FYE                                          CLOSING BID                     CLOSING ASK
      2003                                     HIGH              LOW          HIGH             LOW
      May 3, 2002 to July 26, 2002             $.05             $.04          $.08            $.07
      Aug. 2, 2002 to Oct. 31, 2002            $.10             $.02          $.25            $.12
      Nov. 8, 2002 to Jan. 31, 2003            $.02             $.02          $.16            $.16
      Feb. 7,2003 to Apr. 30,2003              $.02             $.02          $.16            $.16

         As of August 31, 2003, there were 471 holders of record of the
Company's common stock.

         The Company has not paid any cash dividends during the last three fiscal years.

         The Company does not have any equity based compensation plans.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Results of Operations (2003 v 2002)

Rental Income

         The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2003 was $363,000, compared with
$417,000 in 2002. During 2003, two of the Company's principal leases were terminated. The decline in rental income was due to the loss of these leases.

Hardware Sales

         The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The
Company utilizes its existing inventory of these parts to support these sales.
These sales were $19,000 in 2003 and $16,000 in 2002.

Other Income

         The Company generated other income of $9,000 in 2003, compared to
$21,000 in 2002. Other income in 2002 included interest income of $14,000 and tenant reimbursement of $2,000 and settlements of $4,000, while other income in
2003 principally consisted of interest income.

Rental Expense (Excluding Interest)

         The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $120,000 in 2003 and
$114,000 in 2002. The principal components were management fees ($36,000 in both
2003 and 2002), taxes ($33,000 in 2003 and $27,000 in 2002), depreciation and amortization ($20,000 in both 2003 and in 2002) and insurance ($18,000 in 2003 and $17,000 in 2002). The $6,000 increase in taxes was due to an increase in the assessed value of the building.

Cost of Hardware Sales

         The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $10,000 and $7,400 in 2002.

Administrative Expenses

         The Company's administrative expenses were $44,000 in 2003, compared to
$37,000 in 2002. Administrative expenses increased due to higher accounting and legal fees ($24,000 in 2003 compared to $19,000 in 2002), and higher shareholders expenses ($13,000 in 2003 and $11,000 in 2002).

Interest Expense

         The Company pays interest on the mortgage loan on its building.
Interest expense on the loan was $79,000 in 2003 compared to $120,000 in 2002.
The decease was attributable to a decrease in the prime rate, which reduced the interest on the Company's mortgage loan.

Provision for Income Taxes

         The Company recorded a provision for income tax of $42,000 in 2003, compared to $57,000 in 2002, based upon the Company's income during these years.
The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the
Company's net operating losses.

Net Income

         As a result of the foregoing factors, the Company had net income of
$139,000 in 2003, compared to $176,000 in 2002.

Liquidity and Capital Resources

         The Company's cash increased by $51,000 during fiscal year 2003 compared with an increase of approximately $145,000 during fiscal year 2002. The increase in 2003 in cash was primarily due to positive cash flow from operations. The Company expended approximately $2,200 for improvements to its building. As of April 30, 2003, the Company's cash position was approximately
$760,000.

         At April 30, 2003, the Company's principal financing consisted of a loan with a principal balance of $1,688,000 from a third party lender, secured by a lien on the Company's building. The loan bears interest at prime plus ½%.
It is payable $10,000 per month, with a balloon payment October 2009 in the approximate amount of $1,328,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% of the mortgage balance.

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

•               The Company is obligated to make payments under its existing mortgage loan. At April 30, 2003, the outstanding balance of the loan was $1,688,000. The loan bears interest at prime plus ½%.
                The loan is repayable in monthly installments of approximately
                $10,000, with a balloon payment of approximately $1,328,000 due in October 2009.

•               The Company has agreed to pay Harnap Corp., a corporation
                controlled by the Company's president and principal shareholder,
                $3,000 per month for management fees. No fees have been paid to
                Harnap since March 2000. Accrued fees as of April 30, 2003 were
                $245,000, all of which are payable upon the demand of Harnap.

Current Leasing Activities

         As discussed in Item 1 above,  two of the  Company's  prior tenants have vacated their premises during the 2003 fiscal year. The Company subsequently added a new tenant which is leasing approximately 16,000 square feet, with total rent of approximately $7,300. As a result, only 56% of the
Company's building is currently occupied. The Company is actively seeking new tenants for the building.

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

         The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in
Note 1 to the Company's financial statements, which are presented elsewhere in this Form 10-KSB, have been applied consistently as at April 30, 2003 and 2002, and for the years ended April 30, 2003 and 2002. The Company's representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company's critical accounting policies:

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

None.

ITEM 8A  CONTROLS AND PROCEDURES

Evaluation of Disclosure  Controls and Procedures.  The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities
Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange
Commission. Based upon his evaluation of these controls and procedures performed within 90 days of the filing date of this report, the Company's Chief Executive
Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were adequate.

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

         Angelo Napolitano, age 67, has been President and Chief Executive
Officer of the Company since 1992. He has been a Director of the Company since
1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief
Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners'
association for the industrial park in which the Company's building is located.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Based solely upon a review of Forms 3, 4 and 5 furnished to the
Company, all of the Company's directors have filed reports on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the
Company's officers in fiscal 2003 received compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

Name and Position                                   Fiscal Year     Salary (1)    Stock Options

Angelo Napolitano, Chief Executive Officer              2003          $36,000           -
                                                        2002          $36,000           -
                                                        2000          $36,000           -

(1)      Includes management fees paid to Harnap Corp., a company controlled by
Mr. Napolitano, and director fees paid to Mr. Napolitano.

Management Agreement

         In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo
Napolitano, the Company's Chief Executive Officer and Chairman of the Board. As
of April 30, 2003, accrued management fees totaled $245,000. No fees have been paid since March 2000.

Compensation of Directors

         No amounts were paid to directors during the 2003 fiscal year for services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         To the knowledge of management, as of August 31, 2003, the following persons beneficially owned 5% or more of the common stock of the Company:

         Name and Address of                              Amount                Percent
         Beneficial Owner                            Beneficial Owner          Of Class

         Angelo Napolitano                            1,131,256(1)               37.9%
         1521 N.W. 165th Street
         Miami, FL 33169

         Elizabeth Schuldiner Revocable Trust           182,967                   6.1%
         u/a 3/20/90 (2)
         80 West 12th Street
         New York, NY 10011

         Walter P. Carucci (3)                          236,417                   7.9%
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

         The shares of common stock beneficially owned by the Company's sole director and executive officer as of August 31, 2003 were as follows:

         Name and Address of                    Amount                Percent
         Beneficial Owner                Beneficial Owner (1)         Of Class

         Angelo Napolitano                  1,131,256(2)              37.9%(2)
         1521 N.W. 165th Street
         Miami, FL  33169

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
The President of NRC is the son of Mr. Angelo Napolitano, the Company's
President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. No commissions were paid under this agreement for the 2003 fiscal year.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

         (a)      Financial Statements

                  Report of Independent Certified Public

                  Accountants

                  Balance Sheets As of April 30, 2003
                  and 2002

                  Statements of Operations and (Deficit) for
                  Years ended April 30, 2003 and 2002

                  Statements of Changes in Shareholders (Deficiency)
                  for Years ended April 30, 2003 and 2002

                  Statements of Cash Flows for Years ended
                  April 30, 2003 and 2002

                  Notes to Financial Statements

         (b)      All schedules have been omitted because they are inapplicable,  not required or the information is included elsewhere in the financial statements or notes thereto.

         (c)      Exhibits

                  3.1      Articles of Incorporation                                 (Note 1)
                  3.2      Articles of Amendment                                     (Note 2)
                  3.3      By-laws  (Note 1)
                  3.4      Amendment to By-laws -- Indemnification                   (Note 1)
                  3.5      Amendment to By-laws --Control Share Acquisitions         (Note 3)
                  10.1     Indemnification Agreement with Directors                  (Note 4)
                  10.2     Amended, Restated and Consolidated
                               Promissory Note dated October 13, 1999
                               made by Miller Industries, Inc. in favor of
                               City National Bank of Florida                         (Note 5)
                  31.1     Certification of Chief Executive Officer and Chief
                               Financial Officer pursuant to Rule 13a-14(a)
                  32.1     Certification of Chief Executive Officer
                               and Chief Financial Officer pursuant to
                               18 U.S.C. Section 1350, as adopted by
                               Section 906 of Sarbanes-Oxley Act of 2002

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

                (d)      Reports on Form 8-K

                           There were no reports on Form 8-K for the three
months ended April 30, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of September, 2003.

                                                        MILLER INDUSTRIES, INC.

                                                        /s/  Angelo Napolitano
                                                        ------------------------

                                                        By:  Angelo Napolitano, President
                                                             And Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of September, 2003.

Signature                                                    Title

  /s/ Angelo Napolitano                                      President, Chief Executive
-------------------------------------
      Angelo Napolitano                                      Officer, and Director
                                                             (Principal Executive Officer)
                                                             (Principal Financial Officer)
                                                             (Principal Accounting Officer)

                          INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

         I have audited the accompanying balance sheet of Miller Industries,
Inc. as of April 30, 2003 and 2002, and the related statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended April 30, 2003. These financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries,
Inc. as of April 30, 2003 and 2002 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of
America.

                                                           /s/  Larry Wolfe
                                                           ---------------------
                                                                LARRY WOLFE
                                                                Certified Public Accountant
Miami, Florida
June 20, 2003

                             MILLER INDUSTRIES, INC.
                                  BALANCE SHEET
                             APRIL 30, 2003 AND 2002

                                     ASSETS

      Investment Property:                                   2003        2002
                                                          ----------  ----------
              Land                                        $ 161,443   $ 161,443
              Building and Improvements                   1,024,702   1,022,462
              Machinery and Equipment                        11,106      11,106
              Furniture and Fixtures                         10,251      10,251
                                                          ----------  ----------
                  Total Cost                             $1,207,502  $1,205,262
              Less: Accumulated Depreciation                774,232     762,392
                                                          ----------  ----------
                  Net Book Value                          $ 433,270   $ 442,870
                                                          ----------  ----------

      Other Assets:

              Cash                                        $ 759,526   $ 708,531
              Prepaid Expenses and Other Assets              16,125      12,780
              Deferred Lease Incentive (Net of Accumulated
                  Amortization of $19,175 in 2003 and
                  $13,696 in 2002)                            8,217      13,696
              Loan Costs, Less Accumulated Amortization
                  of $9,221 and
              $6,587 in 2003 and 2002, respectively          17,127      19,761
              Deferred Tax Assets                                -           -
                                                          ----------  ----------
                  Total Other Assets                      $ 800,995   $ 754,768
                                                          ----------  ----------
                  TOTAL ASSETS                          $ 1,234,265 $ 1,197,638
                                                          ----------  ----------

                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

      Liabilities:
              Mortgages and Notes Payable               $ 1,699,987 $ 1,742,756
              Accounts Payable and Accrued Expenses         312,301     321,497
              Tenant Security Deposits and Other             27,472      77,642
                                                          ----------  ----------
                  Total Liabilities                     $ 2,039,760 $ 2,141,895
                                                          ----------  ----------

      Shareholders' Deficiency:

              Common Stock, $.05 par, 5,000,000
              shares authorized, 2,982,662 shares
              issued and outstanding                    $  149,133  $  149,133
              Paid-in capital                            1,126,507   1,126,507
              Deficit                                   (2,081,135) (2,219,897)
                                                          ----------  ----------
                  Total Shareholders' Deficiency       $ (805,495)  $ (944,257)
                                                          ----------  ----------
                  Total Liabilities and Shareholders'
                     Deficiency                       $ 1,234,265  $ 1,197,638
                                                          ----------  ----------

See accompanying notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF OPERATIONS
                       YEARS ENDED APRIL 30, 2003 AND 2002

                                                           Years Ended
                                                             April 30,

                                                      2003               2002
                                                   ----------         ----------
      Revenues:
              Rental Income                        $ 363,250          $ 417,209
              Hardware Sales (Net)                    19,220             16,007
              Other Income                             9,035             20,563
                                                  ----------          ----------
                       Total Revenue               $ 391,505          $ 453,779
                                                  ----------          ----------
      Expenses:
              Rental Expense (Except Interest)   $  120,236          $  113,579
              Cost of Hardware Sales                  9,952               7,383
              Administrative                         43,674              37,011
              Interest                               78,881             120,206
                                                 ----------           ----------
                    Total Expenses                $ 252,743           $ 278,179
                                                 ----------           ----------
                    Income Before Tax Provision   $ 138,762           $ 175,600
                                                 ----------           ----------
      Provision for Income Tax:
              Federal Income Tax                 $  34,498            $  48,075
              State Income Tax                       7,357                9,383
                                                 ----------           ----------
              Provision for Income Tax Before
                Realization of Prior Years'
                Tax Benefit                     $  41,855             $  57,458

              Tax Benefits on Net Operating
                Loss Carryforward                 (41,855)              (57,458)

                    Total Provision for Income
                     Tax (Net of Tax Benefits)  $      -              $      -
                                                 ----------           ----------
                       Net Income               $ 138,762             $ 175,600
                                                 ----------           ----------
      Income per Common Share                     $   .05               $   .06
                                                 ----------           ----------
      Average Shares of Common Stock
       Outstanding                              2,982,662             2,982,662
                                                 ----------           ----------

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                             STATEMENT OF CASH FLOWS
                       YEARS ENDED APRIL 30, 2003 AND 2002

                                                             Years Ended
                                                              April 31,
                                                        2003             2002
                                                     ----------       ----------
      Cash Flows From Operating Activities:
              Net Income                             $ 138,762        $ 175,600
      Adjustments to Reconcile Net Income to Net Cash
              Provided by (used for) Operating
              Activities:
               Depreciation                            11,840            11,739
               Amortization                             8,113             8,113

      Changes in Operating Assets and Liabilities:
              (Increase) Decrease in Inventory             -              2,627
              (Increase) Decrease in Prepaid
              Expenses and Other                       (3,345)             (358)
              Increase (Decrease) in Accounts
              Payable and Accruals                     (9,196)          (20,813)
              Increase (Decrease) in Tenant
              Security Deposits                       (59,611)            1,950
                                                     ----------       ----------
         Net Cash Provided by Operating Activities   $ 96,004         $ 178,858
                                                     ----------       ----------
      Cash Flows From Investing Activities:
         Acquisition of Property and Equipment       $ (2,240)         $ (3,526)

         Net Cash (used by) Investing Activities     $ (2,240)         $ (3,526)
                                                     ----------       ----------
      Cash Flows From Financing Activities:
         Principal Payments Under Borrowings        $ (59,611)        $ (49,879)
         Proceeds from Borrowings                      16,842            19,351
                                                     ----------       ----------
              Net Cash Provided by (used by)
              Financing Activities                  $ (42,769)        $ (30,528)
                                                     ----------       ----------
              Net Increase in Cash and Cash
              Equivalents                            $ 50,995         $ 144,804

      Cash and Cash Equivalents at the Beginning
      of Year                                         708,531           563,727
                                                     ----------       ----------
      Cash and Cash Equivalents at the End of Year  $ 759,526         $ 708,531
                                                     ----------       ----------
      Additional Cash Flow Information:
         Cash Payments during the Year
         Interest                                    $ 79,580         $ 123,374
                                                     ----------       ----------
         Income Taxes                                $     -          $      -
                                                     ----------       ----------

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                      STATEMENT OF SHAREHOLDERS' DEFICIENCY
                       YEARS ENDED APRIL 30, 2003 AND 2002

                                                     Common Stock
                                                                                  Additional
                                          Shares Issued           Amount        Paid-In Capital      (Deficit)

--------------------------------------  ------------------  -----------------  ----------------  -----------------
Balance at April 30, 2001                        2,982,662           $149,133        $1,126,507       $(2,395,497)
--------------------------------------  ------------------  -----------------  ----------------  -----------------
Net Income - 2002                                       -                  -                 -            175,600
--------------------------------------  ------------------  -----------------  ----------------  -----------------
Balance at April 30, 2002                        2,982,662           $149,133        $1,126,507       $(2,219,897)
--------------------------------------  ------------------  -----------------  ----------------  -----------------
Net Income - 2003                                       -                  -                 -            138,762
--------------------------------------  ------------------  -----------------  ----------------  -----------------
Balance at April 30, 2003                        2,982,662           $149,133        $1,126,507       $(2,081,135)
------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Financial Statements.

                             MILLER INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             APRIL 30, 2003 AND 2002

NOTE A - Summary of Significant Accounting Policies

1.       Nature of Business -

         Since August 1991, Miller Industries, Inc., a Florida  corporation, has been engaged in the ownership and  management of a building containing
         98,000 square feet of offices and warehouse located in Miami, Florida.
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

                                            2003             2002
              ----------------------- ---------------  ----------------
              Finished Hardware               $ -0-             $ -0-

3.       Investment Property -

         Investment property is carried at cost. The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset.  These service lives are generally as follows:

                 -------------------------- ---------------------
                 Building and Improvements       10 to 30 years
                 -------------------------  ---------------------
                 Machinery and Equipment                7 years
                 -------------------------  ---------------------
                 Furniture and Fixtures                 7 years

         Real property and equipment, with an original cost of approximately
         $720,000, have been fully depreciated at April 30, 2003.

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

         The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2003, the Company's uninsured cash balances approximated $650,000.

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
         Income", which is effective or fiscal years beginning after December
         15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i)
         classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The adoption of this standard does not have an effect on the Company's reported net earnings for fiscal 2003 and 2002 as there is no additional comprehensive income under the statement.

14.      Impairment of Long-Lived Assets -

         In August 2001, the Financial Accounting Standards Board ("FASB")
         approved SFAS No. 144 "Accounting for the Impairment or Disposal of
         Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
         Disposed of". The Company adopted SFAS No. 144 on May 1, 2002 as required, and the statement is not expected to have a material impact on the Company's results of operations or financial position. Under
         SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. The respective fair values of the Company's long-lived assets exceed their carrying amounts at April 30, 2003 based on a quoted market price.

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

21.      Advertising Costs -

         Advertising costs generally will be charged to operations in the year incurred. The Company has not incurred any advertising costs for fiscal
         2003 and 2002.

22.      Business Concentrations -

         Rental income of the Company's office and warehouse building is subject to the economic conditions of the industrial real estate market place.
         Changes in this industry may significantly affect management's estimates and the Company's performance. (See Note D.)

23.      Gains and Losses from Extinguishment of Debt -

         In May 2002, the FASB issued Statement of Financial Accounting
         Standards No. 145 "Reporting Gains and Losses from Extinguishment of
         Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS
         No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on May 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the
         Company's results of operations or financial position.

24.      Guarantor's Accounting -

         In November 2002 the FASB issued FASB Interpretation No. 45,
         "Guarantor's Accounting and Disclosure Requirements for Guarantees,
         Including Indirect Guarantees of Indebtedness of Others". FIN 45
         requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5
         Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of
         FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and its adoption is not expected to have a material impact on the Company's results of operations or financial position.

25.      Consolidation of Variable Interest Entities -

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not believe that FIN 46 will have a significant impact on the Company's financial statements.

NOTE B - Mortgage and Notes Payable

         Principal balances outstanding and details of notes payable are summarized as follows:
                                                                                     2003           2002
                                                                                --------------- -------------
      1.       Mortgage Payable -

               4 1/4% (prime less ½%) note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company's Chairman of the Board to 50% of all
               sums due under the loan.  In addition, the guarantor shall indemnify lendor from any and all liability which may result from the environmental condition of the property.  The note is payable in monthly installments of $9,992 (including interest) with a
               final payment of approximately $1,328,000 due October 2009.          $1,688,079   $1,732,982
                                                                                --------------- -------------
      2.       Insurance Premium Note Payable -

               8.1% insurance premium financing, payable in monthly installments
               of $1,747 (including interest) through November 2003                     11,908        9,774

                                                                                --------------- -------------
               Total Notes Payable                                                  $1,699,987    $1,742,756
                                                                                --------------- -------------

         Payments of principal required on the foregoing debt are as follows :

                     Fiscal Year Ending
                     ------------------------- --------------------
                     2004                          $ 61,019
                     ------------------------- --------------------
                     2005                            51,239
                     ------------------------- --------------------
                     2006                            53,460
                     ------------------------- --------------------
                     2007                            55,776
                     ------------------------- --------------------
                     2008                            58,194
                     ------------------------- --------------------
                     Thereafter                   1,420,299
                     ------------------------- --------------------
                     Total                       $1,699,987

         Land, buildings and improvements, and insurance policies with an approximate cost of $1,212,000 and an approximate net book value of
         $499,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

         The provision for income taxes consists of the following:

                                                     2003             2002
                                               ---------------- ----------------
       Current                                         $41,893          $58,361
                                               ---------------- ----------------
       Deferred                                            (38)            (903)
       Tax Benefit of Net Operating
            Loss Carryforward                          (41,855)         (57,458)
                                               ---------------- ----------------
                Total                                    $  -             $  -
                                               ================ ================

         Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at April 30, 2003 and 2002 are as follows:

                                                            2003          2002
                                                       ------------- -----------
                Properties and equipment principally
                    due to depreciation                  $ 55,899      $ 55,866

                Net operating loss carryforwards          810,299       862,507
                                                       ------------- -----------
                   Total gross deferred tax assets      $ 866,198     $ 918,373

                Less: valuation allowance                (866,198)     (918,373)
                                                       ------------- -----------
                   Net deferred tax assets              $      -      $      -
                                                       ------------- -----------

         A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was decreased by approximately $52,000 for 2003.

         At April 30, 2003, the Company had approximately $2,155,000 of federal and state net operating loss carryforwards available to offset future taxable income. The state loss carryforwards are available indefinitely. The federal net operating loss carryforwards will expire as follows:

                         2006                           $ 461,000
                         ----------------------  ------------------
                         2007                           1,083,000
                         ----------------------  ------------------
                         2008                             205,000
                         ----------------------  ------------------
                         2009                             132,000
                         ----------------------  ------------------
                         2011                             100,000
                         ----------------------  ------------------
                         2012                              68,000
                         ----------------------  ------------------
                         2013                             105,800
                         ----------------------  ------------------
                         2019                                 200
                         ----------------------  ------------------
                                TOTAL                  $2,155,000

         At April 30, 2003, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which may be carried forward indefinitely.

         Total Federal tax expense for years ended April 30, 2003 and 2002 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

                                                                       2003                            2002
                                                          ------------------------------- ------------------------------
                                                                            Percent of                      Percent of
                                                               Amount     Pre-Tax Income       Amount     Pre-Tax Income
                                                          --------------- --------------  --------------- --------------
      Income before provision for income taxes                $138,762           100%         $175,600            100%
                                                          --------------- --------------  --------------- --------------
      Computed expected tax expense                            $47,179            34%          $59,704             34%

      Federal Tax (benefit) of State Income Tax                 (2,501)           (2)           (3,190)            (2)

      Sur Tax Exemption                                        (10,180)           (7)           (8,439)            (5)
                                                          --------------- --------------  --------------- --------------
      Federal Tax Before Tax Benefits                          $34,498            25%          $48,075             27%

      Tax Benefits of Net Operating
              Loss Carryforwards                               (34,498)          (25%)         (48,075)           (27%)

      Actual Federal Tax                                    $       -             - %         $     -              - %
                                                          =============== ==============  =============== ==============
NOTE D - Rental Income

         The Company leased offices and warehouse space for distribution during fiscal 2003 to three unrelated third parties under leases that expire in fiscal
2003, 2004, and 2005. Rental income approximated $363,000 and $417,000 for fiscal 2003 and 2002, respectively. Rental income from three of the Company's tenants amounted to 98% and 100% of total rental income in 2003 and 2002, respectively.

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

                          2004               $150,000
                                             --------

NOTE E - Rental Expenses (Except for Interest)

            Rental expenses consisted of:
                                                              2003               2002
            ------------------------------------------  ----------------  -----------------
            Depreciation and Amortization                       $19,953            $19,852
            ------------------------------------------  ----------------  -----------------
            Insurance                                            17,931             16,562
            ------------------------------------------  ----------------  -----------------
            Management Fees                                      36,000             36,000
            ------------------------------------------  ----------------  -----------------
            Outside Services                                      1,831              2,873
            ------------------------------------------  ----------------  -----------------
            Repairs and Maintenance                               5,579              2,476
            ------------------------------------------  ----------------  -----------------
            Utilities                                             6,122              8,799
            ------------------------------------------  ----------------  -----------------
            Taxes                                                32,820             27,017
            ------------------------------------------  ----------------  -----------------
                     Totals                                    $ 20,236          $ 113,579
            ------------------------------------------  ----------------  -----------------

NOTE F - Administrative Expenses

                Administrative expenses consisted of
                                                                   2003              2002
                ------------------------------------------  ----------------  -----------------
                Accounting and Legal                                $23,994            $18,975
                ------------------------------------------  ----------------  -----------------
                Contract Labor                                          117                241
                ------------------------------------------  ----------------  -----------------
                Office Supplies/Postage/Other                         2,787              2,544
                ------------------------------------------  ----------------  -----------------
                Stockholders' Expenses                               12,684             11,435
                ------------------------------------------  ----------------  -----------------
                Telephone                                             4,092              3,816
                ------------------------------------------  ----------------  -----------------
                         Totals                                    $ 43,674           $ 37,011
                ------------------------------------------  ----------------  -----------------

NOTE G - Related Party Transactions

1.       Management fees in the amount of $36,000 per year were incurred by the
         Company for 2003 and 2002 to Harnap Corp., which is controlled by the
         Chairman of the Board of Miller Industries, Inc. Included in accounts payable is approximately $245,000 for 2003 and 2002 owed to Harnap
         Corp. Harnap Corp. received repair expense reimbursements of approximately $1,600 during fiscal 2003.

NOTE H - Commitments, Contingencies, Subsequent Events and Other Matters
            Environmental Matters -

         The Company's past operations include activities which are subject to federal and state environmental regulations.

         The Company has been identified as a potentially responsible party
         ("PRP"), along with others, in remedial activities related to two (2)
         sites -- the Seaboard Chemical Company site located in Jamestown, North
         Carolina and the Gold Coast Oil site located in Miami, Florida.

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

