Form 10QSB
period 2003-07-31
MILLER INDUSTRIES INC
filed 2004-02-23
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 31, 2003 or

    [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to ___________

        Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-0996356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16295 N.W. 13th Avenue., Miami, Florida 33169
(Address of Principal Executive Offices)

(305) 621-0501
(Registrant’s telephone number, including area code)

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

Yes [  ]     No [X]

        The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2003 is 2,982,662 shares.

MILLER INDUSTRIES, INC.

FORM 10-QSB

July 31, 2003

INDEX

Page No
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets	1
Statement of Operations - Three Months Ended	2
Statement of Cash Flows - Three Months Ended	3
Notes to Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	5
Item 3. Controls and Procedures	8
PART II: OTHER INFORMATION
Items 1 to 6	10
Signatures	10

MILLER INDUSTRIES, INC.

BALANCE SHEETS

July 31, 2003

(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,024,702
Machinery and equipment	11,106
Furniture and fixtures	10,251

Total cost	$1,207,502
Less: Accumulated depreciation	777,192

Net book value	$430,310
Other Assets:
Cash	$779,258
Inventories	--
Prepaid expenses and other assets	10,884
Deferred lease incentive (net of accumulated
amortization of $20,544)	6,848
Loan costs(net of accumulated amortization of
$9,880	16,468

Total other assets	813,458

Total assets	$1,243,768

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Liabilities:
Mortgages and notes payable	$1,675,996
Accounts payable and accrued expenses	330,927
Tenant security deposits	35,628

Total liabilities	$2,042,551
Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized,	2,982,662
shares issued and outstanding	$149,133
Paid-in capital	1,126,507
Deficit	(2,074,423)

Total shareholders' deficiency	(798,783)

Total liabilities and shareholders' deficiency	$1,243,768

        See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended July 31,
	2003	2002
Revenues:
Rental income	$59,363	$104,862
Hardware sales (net)	2,106	4,007
Other income	1,828	2,573

Total revenue	$63,297	$111,442

Expenses:
Rental expense (except interest)	$33,053	$25,266
Cost of hardware sales	539	1,610
Administrative	8,525	6,891
Interest	14,468	17,286

Total expenses	$56,585	$51,053

Income before tax provision	$6,712	$60,389

Provision for Income Tax:
Federal income tax	$1,603	$14,400
State income tax	300	3,100
Tax benefits of net operating loss carryforward	(1,903)	(17,500)

Total provision for income tax (net of tax benefits)

Net income	$6,712	$60,389

Income per common share	$--	$.02

Average shares of common stock outstanding	2,982,662	2,982,662

        See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended July 31,
	2003	2002
Cash Flows From Operating Activities:
Net income	$6,712	$60,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,960	2,900
Amortization	2,028	2,020
Changes in operating assets and liabilities	20,117	(27,397)

Net cash provided by operating activities	$31,817	$37,912

Cash Flows From Investing Activities:
Acquisition of property and equipment	$--	$--

Net cash (used in) investing activities	$--	$--

Cash Flows From Financing Activities:
Principal payments under borrowings	$(12,083)	$(20,267)
Addition to debt	--	--

Net cash provided by (used in) financing activities	$(12,083)	$(20,267)

Net increase in cash	$19,734	$17,645
Cash at the beginning of period	759,524	708,531

Cash at the end of period	$779,258	$726,176

Additional Cash Flow Information:
Cash paid for interest	$14,468	$17,286

Cash paid for income tax	$--	$--

        See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2003

(UNAUDITED)

NOTE A — BASIS OF PRESENTATION:

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2003 are not necessarily indicative of results that may be expected for the year ended April 30, 2004.

        For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2003 and for the year ended April 30, 2003.

NOTE B — INCOME PER SHARE:

        Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding.

NOTE C – OTHER MATTERS

        Effective August 9, 2002, a tenant’s secured lender seized the tenant’s secured assets which terminated the business of the tenant. Rental income that was terminated August 9, 2002 approximated $7,500 per month or $90,000 per year.

        Effective January 31, 2003, a tenant’s lease expired and the tenant vacated the premises. Rental income that was terminated January 31, 2003 approximated $15,000 per month or $180,000 per year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2003 Fiscal Year v. First Quarter of 2002 Fiscal Year)

Rental Income

        The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first quarter of the 2003 fiscal year was $59,000, compared with $105,000 in the first quarter of 2002. During the first quarter of 2003, approximately 55% of the Company’s warehouse was leased, compared to 80% to 2002.

Hardware Sales

        The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $2,000 in 2003 and $4,000 in 2002. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company’s doors and windows by current owners.

Other Income

        The Company generated other income of $2,000 in the first three quarters of 2003, compared to $3,000 in the first three quarters of 2002. Other income in 2003 consisted of interest income and miscellaneous income, while other income in 2002 consisted of interest income. The decrease in the other income was due to the decline in interest rates in 2003.

Rental Expense (Excluding Interest)

        The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $33,000 in the first quarter of 2003 and $25,000 in the first quarter of 2002. The principal components were management fees ($9,000 in 2003 and in 2002), taxes ($11,000 in 2003 and $8,000 in 2002), depreciation and amortization ($3,000 in 2003 and in 2002) and insurance ($5,000 in 2003 and $4,000 in 2002). The $8,000 increase in 2003 was due to the additional management fees, taxes, depreciation and maintenance.

Cost of Hardware Sales

        The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $500 in the first quarter of 2003 and $1,600 in the first quarter of 2002.

Administrative Expenses

        The Company’s administrative expenses were $8,000 in 2003, compared to $7,000 in 2002. They primarily consist of accounting and legal fees ($5,000 in 2003 compared to $4,000 in 2002), and shareholders expenses ($3,000 in 2003 and $2,000 in 2002).

Interest Expense

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $14,000 in 2003 compared to $17,000 in 2002. The decease in the amount of interest was attributable to a decline in the prime rate. The loan bears interest at prime plus ½%.

Provision for Income Taxes

        The Company recorded a provision for income tax of $2,000 in 2003, compared to $17,000 in 2002, based upon the Company’s income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company’s net operating losses.

Net Income

        As a result of the foregoing factors, the Company had net income of $7,000 in the first quarter of 2003, compared to $60,000 in the first quarter of 2002.

Liquidity and Capital Resources

        The Company’s cash increased by $20,000 during the first three months of the 2003 fiscal year compared with an increase of $18,000 during the first three months of fiscal year 2002. The increase in cash in 2003 was due to cash flow from operations. As of July 31, 2003, the Company’s cash position was approximately $779,000.

Current Operations

        The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.

        The Company’s principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company’s new mortgage loan, real estate taxes and insurance. At the present time only 55% of the Company’s building is leased.

        The Company’s business plan also contemplates the acquisition of additional income-producing properties. The Company hopes to acquire such properties through a combination of financing from third parties, seller financing and issuance of the Company’s equity securities.

        The Company’s business plan is subject to significant uncertainty. There can be no assurance that the Company will be able to obtain a sufficient number of additional tenants in order to fully lease its existing building and to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of these controls and procedures performed as of July 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

Changes in Internal Controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II. OTHER INFORMATION

ITEM 6. REPORTS ON FORM 8-K

         (a)    Exhibits

Exhibit No.	Description
31 32	Certification of Chief Executive Officer and Chief Financial Officer,
pursuant to Rule 13a - 14(a).

Certification of Chief Executive Officer and Chief Financial
Officers, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)     Reports on Form 8-K.

         Not applicable.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 26, 2004	MILLER INDUSTRIES, INC. (Registrant) By: /s/ Angelo Napolitano Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer