Form 10QSB
period 2003-10-31
MILLER INDUSTRIES INC
filed 2004-02-23
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended October 31, 2003 or

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

Yes [  ]     No [X]

        The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of October 31, 2003 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
October 31, 2003
INDEX

Page No
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets	1
Statement of Operations - Three and Six Months Ended	2-3
Statement of Cash Flows - Three and Six Months Ended	4
Notes to Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	6
Item 3. Controls and Procedures	10
PART II: OTHER INFORMATION
Items 1 to 6	12
Signatures	12

MILLER INDUSTRIES, INC.

BALANCE SHEETS

October 31, 2003

(UNAUDITED)

ASSETS
Investment Property:
Land	$ 161,443
Building and improvements	1,024,702
Machinery and equipment	11,106
Furniture and fixtures	10,251

Total cost	$ 1,207,502
Less: Accumulated depreciation	780,152

Net book value	$ 427,350
Other Assets:
Cash	$ 772,369
Inventories	--
Prepaid expenses and other assets	5,642
Deferred lease incentive (net of accumulated
amortization of $21,913)	5,479
Loan costs(net of accumulated amortization
of $10,539)	15,809

Total other assets	799,299

Total assets	$ 1,226,649

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Liabilities:
Mortgages and notes payable	$ 1,663,784
Accounts payable and accrued expenses	335,660
Tenant security deposits	35,628

Total liabilities	$ 2,035,072
Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized,	2,982,662
shares issued and outstanding	$ 149,133
Paid-in capital	1,126,507
Deficit	(2,084,063)

Total shareholders' deficiency	(808,423)

Total liabilities and shareholders' deficiency	$ 1,226,649

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended October 31,
	2003	2002
Revenues:
Rental income	$55,896	$112,025
Hardware sales (net)	2,298	8,819
Other income	1,591	2,401

Total revenue	$59,785	$123,245

Expenses:
Rental expense (except interest)	$39,959	$31,429
Cost of hardware sales	--	3,657
Administrative	11,597	8,105
Interest	17,869	21,487

Total expenses	$69,425	$64,678

Income (loss) before tax provision	$(9,640)	$58,567

Provision (credit) for Income Tax:
Federal income tax	$(1,603)	$13,900
State income tax	(300)	2,600
Tax benefits of net operating loss carryforward	1,903	(16,500)

Total provision for income tax (net of tax benefits)	$--	$--

Net income (loss)	$(9,640)	$58,567

Income (loss) per common share	$--	$.02

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

(UNAUDITED)

	Six Months Ended October 31,
	2003	2002
Revenues:
Rental income	$115,259	$216,887
Hardware sales (net)	4,404	12,826
Other income	3,419	4,974

Total revenue	$123,082	$234,687

Expenses:
Rental expense (except interest)	$73,012	$56,695
Cost of hardware sales	539	5,267
Administrative	20,122	14,996
Interest	32,337	38,773

Total expenses	$126,010	$115,731

Income (loss) before tax provision	$(2,928)	$118,956

Provision for Income Tax:
Federal income tax	$--	$28,300
State income tax	$--	5,700
Tax benefits of net operating loss carryforward	$--	(34,000)

Total provision for income tax (net of tax benefits)	$--	$--

Net income (loss)	$(2,928)	$118,956

Income (loss) per common share	$--	$.04

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002

(UNAUDITED)

	Six Months Ended October 31,
	2003	2002
Cash Flows From Operating Activities:
Net income (loss)	$(2,928)	$5,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,920	5,800
Amortization	4,057	4,040
Changes in operating assets and liabilities	30,091	(41,398)

Net cash provided by operating activities	$37,140	$87,398

Cash Flows From Investing Activities:
Acquisition of property and equipment	$--	$--

Net cash (used in) investing activities	$--	$--

Cash Flows From Financing Activities:
Principal payments under borrowings	$(24,295)	$(21,118)
Addition to debt	--	--

Net cash provided by (used in) financing activities	$(24,295)	$(21,118)

Net increase in cash	$12,845	$66,280
Cash at the beginning of year	759,524	708,530

Cash at the end of year	$772,369	$774,810

Additional Cash Flow Information:
Cash paid for interest	$32,337	$38,773

Cash paid for income tax	$--	$--

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2003

(UNAUDITED)

_________________

NOTE A — BASIS OF PRESENTATION:

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2003 are not necessarily indicative of results that may be expected for the year ended April 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2004 Fiscal Year v. Second Quarter of 2003 Fiscal Year)

Rental Income

        The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the second quarter of the 2004 fiscal year was $56,000, compared with $112,000 in the second quarter of 2003. During the second quarter of 2004, approximately 57% of the Company’s warehouse was leased, compared to 51% to 2003.

Hardware Sales

        The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $2,000 in 2004 and $9,000 in 2003. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company’s doors and windows by current owners.

Other Income

        The Company generated other income of $2,000 in the second quarters of 2004 and 2003. Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

        The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $40,000 in the second quarter of 2004 and $31,000 in the second quarter of 2003. The principal components were management fees ($9,000 in 2004 and $9,000 in 2003), taxes ($10,000 in 2004 and $9,000 in 2003), depreciation and amortization ($5,000 in 2004 and $6,000 in 2003) and insurance ($5,000 in 2004 and $4,000 in 2003). The $5,000 increase in 2004 was due to the additional taxes and insurance costs.

Cost of Hardware Sales

        The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in the second quarter of 2004 and $4,000 in the second quarter of 2003.

Administrative Expenses

        The Company’s administrative expenses were $12,000 in 2004, compared to $8,000 in 2003. They primarily consist of accounting and legal fees ($7,000 in 2004 compared to $4,800 in 2003), and shareholders expenses ($2,800 in 2004 and $2,900 in 2003).

Interest Expense

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $18,000 in 2004 compared to $21,000 in 2003. The decease in the amount of interest was attributable to a decline in the prime rate. The loan bears interest at prime plus ½%.

Provision for Income Taxes

        The Company recorded a credit for income tax of $2,000 in 2004, compared to a provision of $17,000 in 2003, based upon the Company’s income (loss) during these periods. The provision in 2003 was completely offset by the carryforward of the Company’s net operating losses.

Net Income

        As a result of the foregoing factors, the Company had net loss of $10,000 in the second quarter of 2004, compared to net income of $59,000 in the second quarter of 2002.

Results of Operations (First Half of 2004 Fiscal Year Compared to First Half of 2003 Fiscal Year)

Rental Income

        The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first half of the 2004 fiscal year was $115,000, compared with $217,000 in the first half of 2003. During the first half of 2004, approximately 57% of the Company’s warehouse was leased, compared to 51% to 2003.

Hardware Sales

        The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $4,000 in the first half of 2004 and $13,000 in 2003. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company’s doors and windows by current owners.

Other Income

        The Company generated other income of $3,000 in the first half of 2004 and $5,000 in the first half of 2003. Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

        The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $73,000 in the first half of 2004 and $57,000 in the first half of 2003. The principal components were management fees ($18,000 in 2004 and $18,000 in 2003), taxes ($21,000 in 2004 and $17,000 in 2003), depreciation and amortization ($10,000 in 2004 and $9,900 in 2003) and insurance ($10,000 in 2004 and $7,000 in 2003). The $8,000 increase in 2003 was due to the additional taxes, depreciation and insurance costs.

Cost of Hardware Sales

        The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $1,000 in the first half of 2004 and $5,000 in the first half of 2003.

Administrative Expenses

        The Company’s administrative expenses were $32,000 in the first half of 2004, compared to $39,000 in 2003. They primarily consist of accounting and legal fees ($11,000 in 2004 compared to $8,800 in 2003), and shareholders expenses ($5,400 in 2004 and $5,000 in 2003).

Interest Expense

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $32,000 in the first half of 2004 compared to $39,000 in 2003. The decease in the amount of interest was attributable to a decline in the prime rate. The loan bears interest at prime plus ½%.

Provision for Income Taxes

        The Company recorded a provision of $34,000 in the first half of 2003, based upon the Company’s income during this period. The provision in 2003 was completely offset by the carryforward of the Company’s net operating losses.

Net Income

        As a result of the foregoing factors, the Company had net loss of $3,000 in the first half of 2004, compared to net income of $119,000 in the first half of 2002.

Liquidity and Capital Resources

        The Company’s cash increased by $13,000 during the first six months of the 2004 fiscal year compared with an increase of $66,000 during the first six months of fiscal year 2003. The increase in cash in 2004 was due to cash flow from operations. As of July 31, 2003, the Company’s cash position was approximately $772,000.

Current Operations

        The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.

        The Company’s principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company’s new mortgage loan, real estate taxes and insurance. At the present time only 61% of the Company’s building is leased.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of these controls and procedures performed as of October 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

Dated: February 17, 2004	MILLER INDUSTRIES, INC. (Registrant) By: /s/ Angelo Napolitano Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer