Form 10QSB
period 2004-01-31
MILLER INDUSTRIES INC
filed 2004-09-23
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-0996356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16295 N.W. 13th Avenue, Miami, Florida 33169
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

Yes [  ] No [X]

        The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of January 31, 2004 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
January 31, 2004

MILLER INDUSTRIES, INC.
BALANCE SHEETS
January 31, 2004
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,024,702
Machinery and Equipment	11,106
Furniture and Fixtures	10,251

Total Cost	$1,207,502
Less: Accumulated Depreciation	783,112

Net Book Value	$424,390
Other Assets:
Cash	$765,907
Inventories	--
Prepaid Expenses and Other Assets	22,847
Deferred Lease Incentive (Net of Accumulated	4,109
Amortization of $23,283)
Loan Costs, Less Accumulated Amortization of $11,198	15,150

Total Other Assets	808,013

Total Assets	$1,232,403

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Liabilities:
Mortgages and Notes Payable	$1,650,306
Accounts Payable and Accrued Expenses	333,230
Tenant Security Deposits	37,875

Total Liabilities	$2,021,411
Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized,	$149,133
2,982,662 shares issued and outstanding
Paid-in capital	1,126,507
Deficit	(2,064,648)

Total Shareholders' Deficiency	(789,008)

Total Liabilities and Shareholders' Deficiency	$1,232,403

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 AND 2003

(UNAUDITED)

	Nine Months Ended January 31,
	2004	2003
Revenues:
Rental Income	$185,983	$305,668
Hardware Sales (Net)	15,350	13,525
Other Income	6,521	14,743

Total Revenue	$207,854	$333,936

Expenses:
Rental Expense (Except Interest)	$106,650	$85,542
Cost of Hardware Sales	4,522	5,267
Administrative	32,714	31,988
Interest	47,481	57,552

Total Expenses	$191,367	$180,349

Income Before Tax Provision	$16,487	$153,587

Provision for Income Tax:
Federal Income Tax	$2,378	$43,000
State Income Tax	632	8,300
Tax Benefits of Net Operating Loss Carryforward	(3,010)	(51,300)

Total Provision for Income Tax (Net of Tax Benefits)	$--	$--
Net Income	$16,487	$153,587

Income per Common Share	$--	$.05

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)

	Three Months Ended January 31,
	2004	2003
Revenues:
Rental Income	$70,724	$88,781
Hardware Sales (Net)	10,946	699
Other Income	3,102	9,769

Total Revenue	$84,772	$99,249

Expenses:
Rental Expense (Except Interest)	$33,638	$30,935
Cost of Hardware Sales	3,983	--
Administrative	12,592	14,904
Interest	15,144	18,778

Total Expenses	$65,357	$64,617

Income Before Tax Provision	$19,415	$34,632

Provision for Income Tax:
Federal Income Tax	$2,378	$14,700
State Income Tax	632	2,600
Tax Benefits of Net Operating Loss Carryforward	(3,010)	(17,300)

Total Provision for Income Tax (Net of Tax Benefits)	$--	$--

Net Income	$19,415	$34,632

Income per Common Share	$--	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2004 AND 2003
(UNAUDITED)

	Nine Months Ended January 31,
	2004	2003
Cash Flows From Operating Activities:
Net Income	$16,487	$153,587
Adjustments to Reconcile Net Income to Net Cash Provided by Operating
Activities:
Depreciation	8,880	8,700
Amortization	6,085	6,060
Changes in Operating Assets and Liabilities	12,704	(82,820)

Net Cash Provided by Operating Activities	$44,156	$85,527

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$--	$(2,240)

Net Cash (Used in) Investing Activities	$--	$(2,240)

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(37,773)	$(32,947)
Addition to Debt	--	--

Net Cash Provided by (Used in) Financing Activities	$(37,773)	$(32,947)

Net Increase in Cash	$6,383	$50,340
Cash at the Beginning of Year	759,524	708,530

Cash at the End of Year	$765,907	$758,870

Additional Cash Flow Information:
Cash Paid for Interest	$47,481	$57,552

Cash Paid for Income Tax	$--	$--

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2004
(UNAUDITED)

NOTE A — BASIS OF PRESENTATION:

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and the nine month period ending January 31, 2004 are not necessarily indicative of results that may be expected for the year ended April 30, 2004.

        For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2003 and for the fiscal year ended April 30, 2003.

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

        Effective January 31, 2003, a tenant’s lease expired and the tenant vacated the premises. Rental income that was terminated as of January 31, 2003 approximated $15,000 per month or $180,000 per year.

        Effective March 1, 2004, a tenant entered into a lease agreement of three years at an annual rent of approximately $100,000.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Three Quarters of 2004 Fiscal Year v. First Three Quarters of 2003 Fiscal Year)

        Rental Income. The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first three quarters of the 2004 fiscal year was $186,000, compared with $306,000 in the first three quarters of 2003. The decrease was due to the loss of key tenants in August 2002 and January 2003. During the first nine months of 2004 fiscal year, approximately 60% of the Company’s warehouse was leased, compared to 51% to 2003.

        Hardware Sales. The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $15,000 in 2004 and $14,000 in 2003.

        Other Income. The Company generated other income of $7,000 in the first three quarters of 2004, compared to $13,000 in the first three quarters of 2003. Other income in 2004 and 2003 consisted of interest income and miscellaneous income. The decrease in the other income was due to a decrease in miscellaneous income.

        Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $107,000 in the first three quarters of 2004 and $86,000 in the first three quarters of 2003. The principal components were management fees ($27,000 in 2004 and $28,000 in 2003), real estate taxes ($31,000 in 2004 and $28,000 in 2003), depreciation and amortization ($15,000 in both 2004 and in 2003) and insurance ($15,000 in 2004 and $13,000 in 2003).

        Cost of Hardware Sales. The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $5,000 in the first three quarters of 2004 and 2003.

        Administrative Expenses. The Company’s administrative expenses were $33,000 in 2004, compared to $32,000 in 2003. They primarily consist of accounting and legal fees ($19,000 in 2004 compared to $30,000 in 2003), and shareholders expenses ($8,000 in 2004 and $8,000 in 2002).

        Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $47,000 in 2004 compared to $58,000 in 2003. The decease in the amount of interest was attributable to a decline in the prime rate. The loan bears interest at prime less ½%.

        Provision for Income Taxes. The Company recorded a provision for income tax of $3,000 in 2004, compared to $51,000 in 2003, based upon the Company’s income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company’s net operating losses.

        Net Income. As a result of the foregoing factors, the Company had net income of $16,000 in the first three quarters of 2004, compared to $154,000 in the first three quarters of 2003.

Results of Operations (Third Quarter of 2004 Fiscal Year v. Third Quarter of 2003 Fiscal Year)

        Rental Income. Rental income during the third quarter of the 2004 fiscal year was $71,000, compared with $89,000 in the third quarter of 2003. During the third quarter of 2004, approximately 60% of the Company’s warehouse was leased, compared to 51% to 2003.

        Hardware Sales. Hardware sales were $11,000 in the third quarter of 2004 and $700 in 2003. The increase was due to increased demand for replacement hardware for 2004.

        Other Income. The Company generated other income of $3,000 in the third quarter of 2004, compared to $10,000 in the third quarter of 2003. Other income in 2004 and 2003 consisted of interest income and miscellaneous income. The decrease in the other income was primarily due to lower interest rates received on the Company’s funds.

        Rental Expense (Excluding Interest). Rental expenses were $34,000 in the third quarter of 2004 and $31,000 in the third quarter of 2003. The principal components were management fees ($9,000 in 2004 and $10,000 in 2003), taxes ($10,000 in 2004 and $11,000 in 2003), depreciation and amortization ($5,000 in 2004 and in 2003) and insurance ($5,000 in 2004 and in 2003).

        Cost of Hardware Sales. Hardware costs were $4,000 in the third quarter of 2004 and $0 in the third quarter of 2003.

        Administrative Expenses. The Company’s administrative expenses were $13,000 in 2004, compared to $15,000 in 2003. They primarily consist of accounting and legal fees ($8,000 in 2004 compared to $10,000 in 2003), and shareholders expenses ($3,000 in 2004 and $3,000 in 2003).

        Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $15,000 in 2004 compared to $19,000 in 2003. The decease in the amount of interest was attributable to a decline in the prime rate.

        Provision for Income Taxes The Company recorded a provision for income tax of $3,000 in 2004, compared to $17,000 in 2003, based upon the Company’s income during these periods. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company’s net operating losses.

        Net Income. As a result of the foregoing factors, the Company had net income of $19,000 in the third quarter of 2004, compared to $35,000 in the third quarter of 2003.

Liquidity and Capital Resources

        The Company’s cash increased by $6,000 during the first nine months of the 2004 fiscal year compared with an increase of $50,000 during the first nine months of fiscal year 2003. The increase in cash in 2004 was due to cash flow from operations. As of January 31, 2004, the Company’s cash position was approximately $765,000.

Current Operations

        The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.

        The Company’s principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company’s new mortgage loan, real estate taxes and insurance. At the present time only 58% of the Company’s building is leased. As a result, the Company does not currently generate sufficient cash flow from operations to meet the Company’s cash requirements.

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

ITEM 3.   CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of January 31, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

PART II.   OTHER INFORMATION

ITEM 6.   REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit No.	Description
(31.1) (32.1) (b) Reports on Form 8-K. Not applicable.	Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Rule 13a-14(a).
Certification of Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 22, 2004	MILLER INDUSTRIES, INC. (Registrant) BY: /s/ Angelo Napolitano —————————————— Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer