Form 10KSB
period 2004-04-30
MILLER INDUSTRIES INC
filed 2004-11-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 2004

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Name of Small Business Issuer in its Charter)

Florida	59-0996356
(State or Other Jurisdiction of (Incorporation or Organization)	(I.R.S. Employer Identification No.)

16295 N.W. 13th Ave., Miami, Florida 33169
(Address of Principal Executive Offices)

(305) 621-0501
(Issuer’s Telephone Number, Including Area Code)

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
Yes ___ No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $294,000.

As of April 30, 2004, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value.

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of September 22, 2004) was approximately $156,520.

PART I

FORWARD LOOKING STATEMENTS

        This Form 10-KSB contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements represent the Company’s expectations and beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

ITEM 1. BUSINESS

General

        Miller Industries, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 21, 1963. The administrative offices of the Company are located at 16295 N.W. 13th Avenue, Miami, Florida 33169, and its telephone number is (305) 621-0501.

        The Company’s principal business is the ownership and management of a 98,000 square feet warehouse located in Miami, Florida. The Company’s plan is to acquire other income-generating properties. The Company’s president, Angelo Napolitano, has extensive experience in the real estate industry, and believes that he can provide the Company with the expertise to locate, acquire and manage attractive properties. The Company hopes to finance the acquisition of properties through a combination of debt from third parties (including outside lenders and seller financing) and issuance of equity securities.

Employees

        The Company had no employees during the 2004 and 2003 fiscal years.

        The Company’s president provides services to the Company as an independent contractor. The Company also utilizes an independent contractor to perform administrative and bookkeeping services.

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

Financing

        At April 30, 2004, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,637,000. The loan accrues interest at prime less 1/2% and is payable in monthly installments of $9,332, with a balloon payment of $1,305,000 due October 2009. The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

        The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $3.75 per square foot to approximately $5.50 per square foot and the occupancy rate in the area is approximately 80%.

        The following table sets forth a summary of leases at the Company’s building in effect on April 30, 2004:

Termination Date	Square Feet	Annual Rent	Rent Per Square Foot
February 2007	38,489	$192,445	$5.00
March 2005	17,600	$96,800	$5.50
August 2004	5,000	$22,500	$4.50
August 2004	16,020	$88,110	$5.50

        At the beginning of the 2004 fiscal year (i.e., April 30, 2003), approximately 56% of the building was leased. During the 2004 fiscal year, the Company entered into a one-year lease (commencing September 1, 2003) for 16,020 square feet for an annual rent of $88,110. On March 1, 2004, the Company also renewed the existing lease for 38,489 square feet, for an additional three-year term (ending February 28, 2007). The rent will be $192,445 for the first year and will be subject to adjustment in the second and third year.

        After the end of the 2004 fiscal year, two of the Company’s leases (accounting for 21,020 square feet) terminated. As a result, approximately 58% of the building is currently leased. The Company is continuing to seek new tenants for its unoccupied space.

Insurance, Depreciation and Taxes

        The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2004 were approximately $37,000.

Business Plan

        The Company’s current business plan is to make strategic investments in commercial real estate. At the present time, the Company has not developed any specific investment policy with regard to its proposed real estate activities. Accordingly, the Company has not established any limitations in the percentage of assets which may be invested in any one investment or type of investments. The Company generally intends to seek real estate assets for income-generation purposes rather than capital gains. The Company has not developed any particular criteria for the types of real estate in which it may invest. Accordingly, the Company may invest in office and apartment buildings, shopping centers, industrial and commercial properties, special purpose buildings and undeveloped acreage. The Company believes that any such acquisitions will occur in South Florida. The Company hopes to finance the acquisition of properties through a combination of financing from third parties, financing from the seller and issuance of equity securities of the Company. The Company may also invest in real estate through partnerships or other similar vehicles. There can be no assurance that any of these plans will be realized.

ITEM 3. LEGAL PROCEEDINGS

Seaboard Chemical Corporation

        In late 1991, the Company was identified by the North Carolina Department of Environment, Health, and Natural Resources (“DEHNR”) as a member of a large group of companies who had shipped hazardous waste to a disposal site owner and operated by Seaboard Chemical Corporation (“Seaboard”). Accordingly, DEHNR issued a Notice of Responsibility to advise the Company of its liability as a potentially responsible party (“PRP”) with respect to the site.

        Seaboard had operated the site in Jamestown, North Carolina for the storage, treatment and disposal of hazardous waste materials for the period from 1976 to 1989. Operations at the site ceased in 1989 when Seaboard declared bankruptcy. Beginning in 1990, the bankruptcy trustee for Seaboard attempted to close the site in accordance with the terms of the Resource Conservation and Recovery Act (“RCRA”). However, insufficient funds were available to allow the trustee to complete this work. As a result, the Federal Environmental Protection Agency (the “EPA”) and the DEHNR advised the trustee that if the clean up work were not completed, either one or both of the agencies would complete the work and would sue the responsible parties to recover the costs involved. To avoid the possibility of this lawsuit, in October 1991, the Company entered into an agreement with other responsible parties to form a group to complete the site clean up work. Over the next two years, the necessary steps were taken to complete the clean up of the surface contamination of the site. In 1994, the Company joined a group to complete the groundwater clean up (“Phase II”). Phase II was to begin as soon as a satisfactory plan was approved by the concerned authorities. To date, the Company has been required to expend only $1,200 on this matter. Therefore, no accrual has been made for further costs to this point. No determination of the estimated additional expenditures has been furnished to the group members.

Gold Coast Oil

        In 1981, the Company was named by the U.S. Environmental Protection Agency (“EPA”) as one of many potential PRPs with respect to chemical pollution discovered at a site known as “Gold Coast Oil.”

        In 1988, a settlement was negotiated between the EPA and certain PRPs including the Company, which resulted in a settlement of the EPA claim. The PRPs subsequently negotiated a settlement among themselves in which the Company agreed to pay $50,000 of the anticipated clean up costs. The Company’s insurance carrier at the time of the alleged violations agreed to pay $45,000 of this amount in return for a release from any future additional claims.

        In January 1993, it was determined that additional funds would be required to complete the clean up of the Gold Coast Oil site. The Company received an assessment of $10,000 for this obligation and has included such amount in accrued expenses in the accompanying balance sheets.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

        The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE	CLOSING BID		CLOSING ASK
2004	HIGH	LOW	HIGH	LOW
May 2, 2003 to August 1, 2003	$.02	$.02	.16	$.12
Aug. 4, 2003 to Oct. 31, 2003	.02	.02	.14	.14
Nov. 8, 2004 to Jan. 30, 2004	.05	.02	.14	.12
Feb. 2, 2004 to April 30, 2004	.07	.05	.12	.12

FYE	CLOSING BID		CLOSING ASK
2003	HIGH	LOW	HIGH	LOW
May 3, 2002 to July 26, 2002	$.05	$.04	.08	$.07
Aug. 2, 2002 to Oct. 31, 2002	.10	.02	.25	.12
Nov. 8, 2002 to Jan. 31, 2003	.02	.02	.16	.16
Feb. 7, 2003 to April 30, 2003	.02	.02	.16	.16

        As of August 31, 2004, there were 467 holders of record of the Company’s common stock.

        The Company has not paid any cash dividends during the last three fiscal years.

        The Company does not have any equity based compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2004 compared to 2003)

Rental Income

        The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2003 was $363,000, compared with $269,000 in 2004. The decline in rental income was due to a decrease in the level of occupancy at the building.

Hardware Sales

        The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales were $19,000 in both 2003 and in 2004.

Other Income

        The Company generated other income of $9,000 in 2003, compared to $8,000 in 2004. Other income in 2004 and 2003 principally consisted of interest income.

Rental Expense (Excluding Interest)

        The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $120,000 in 2003 and $142,000 in 2004. The principal components were management fees ($36,000 in both 2003 and in 2004), taxes ($33,000 in both 2003 and 2004), depreciation and amortization ($20,000 in both 2003 and 2004) and insurance ($18,000 in 2003 and $21,000 in 2004).

Cost of Hardware Sales

        The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $10,000 in 2003 and $5,000 in 2004.

Administrative Expenses

        The Company’s administrative expenses were $44,000 in 2003, compared to $55,000 in 2004. Administrative expenses increased due to higher accounting and legal fees ($24,000 in 2003 compared to $33,000 in 2004), and higher shareholders expenses ($13,000 in 2003 and $13,000 in 2004).

Interest Expense

        The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $79,000 in 2003 compared to $64,000 in 2004. The decease was attributable to a decrease in the prime rate, which reduced the interest on the Company’s mortgage loan.

Provision for Income Taxes

        The Company recorded a provision for income tax of $42,000 in 2003, compared to $5,000 in 2004, based upon the Company’s income during these years. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company’s net operating losses.

Net Income

        As a result of the foregoing factors, the Company had net income of $139,000 in 2003, compared to $71,000 in 2004.

Liquidity and Capital Resources

        The Company’s cash increased by $51,000 during fiscal year 2003 compared with an increase of approximately $7,000 during fiscal year 2004. The increase in 2003 in cash was primarily due to positive cash flow from operations. The Company expended approximately $1,800 for improvements to its building. As of April 30, 2004, the Company’s cash position was approximately $767,000.

        At April 30, 2004, the Company’s principal financing consisted of a loan with a principal balance of $1,637,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at prime less 2%. It is payable $9,332 per month, with a balloon payment October 2009 in the approximate amount of $1,305,000. The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

        The Company believes that its working capital needs over the next twelve months will principally consist of funding routine maintenance of its building and alterations to the interior of the building to accommodate new tenants. The Company believes that its existing cash reserves will allow the Company to continue operations at their current level for at least 12 more months. However, the Company’s long term prospects ultimately depend on the Company’s ability to lease the space in its building at attractive rates.

        The Company’s obligations to make payments under existing, material contracts consists of the following:

o	The Company is obligated to make payments under its existing mortgage loan. At April 30, 2004, the outstanding balance of the loan was $1,637,000. The loan bears interest at prime less 2%. The loan is repayable in monthly installments of approximately $9,332, with a balloon payment of approximately $1,305,000 due in October 2009.

o	The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $3,000 per month for management fees. No fees have been paid to Harnap since March 2000. Accrued fees as of April 30, 2004 were $245,000, all of which are payable upon the demand of Harnap.

Leasing Activities

        During the 2003 fiscal year, two of the Company’s leases terminated. During the 2004 fiscal year, the Company added a new tenant which leased approximately 16,000 square feet, and an existing tenant renewed its lease for 38,489 square feet. Since the end of the 2004 fiscal year, two leases have terminated, which reduced occupancy by 21,020 square feet. As a result, occupancy is currently at 58%. The Company is actively seeking new tenants for the building.

Current Plans

        The Company operates as a real estate investment and management company. The Company currently has two tenants for its existing building and is seeking to obtain additional commercial tenants.

        The Company’s principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company’s mortgage loan, real estate taxes and insurance.

        The Company’s business plan also contemplates the acquisition of additional income-producing properties. The Company hopes to acquire such properties through a combination of financing from third parties, seller financing and issuance of the Company’s equity securities.

        The Company’s business plan is subject to uncertainty. There can be no assurance that the Company will be able to maintain a sufficient number of tenants to meet its debt service requirements and operating expenses on an ongoing basis. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.

Critical Accounting Policies

        The Securities and Exchange Commission (“SEC”) has issued disclosure guidance for “Critical Accounting Policies.” The SEC defines critical accounting policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-KSB, have been applied consistently as at April 30, 2004 and 2003, and for the years ended April 30, 2004 and 2003. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

        Revenue Recognition: Rental income is recognized when it becomes receivable under the terms of each lease. Hardware sales are recognized upon receipt of payment from customers.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

        The Company is not a party to any material off-balance sheet arrangements.

        The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2004:

Contractual Obligations	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$1,648,650	$67,532	$117,183	$125,667	$1,338,268
Capital Lease Obligations	--	--	--	--	--
Operating Leases	--	--	--	--	--
Purchase Obligations	--	--	--	--	--
Other Long Term Debt	--	--	--	--	--
TOTAL	$1,648,650	$67,532	$117,183	$125,667	$1,338,268

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Company’s financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures as of April 30, 2004, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        The directors and executive officers of the Company are as follows:

Name	Position	Officer Since	Director Since
Angelo Napolitano	President, Chief Executive Officer,	1992	1988
	and Chairman of the Board of Directors

        Each director is elected for a period of one (1) year, or until his successor is duly elected by the shareholders. Officers serve at the will of the Board of Directors.

        Angelo Napolitano, age 68, has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, all of the Company’s directors have filed reports on a timely basis.

Audit Committee Financial Expert

        The Company has determined that it does not have an audit committee financial expert. The Company has not been able to identify an individual willing to serve as an audit committee financial expert for the Company.

Code of Ethics

        The Company has adopted a code of ethics that applies to the Company’s officers and persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2004 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Stock Options
Angelo Napolitano, Chief Executive Officer	2004	$36,000	-
	2003	$36,000	-
	2002	$36,000	-

    (1)        Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Management Agreement

        In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board. As of April 30, 2004, accrued management fees totaled $245,000.

Compensation of Directors

        No amounts were paid to directors during the 2004 fiscal year for services as directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        To the knowledge of management, as of August 31, 2004, the following persons beneficially owned 5% or more of the common stock of the Company:

Name and Address of Beneficial Owner	Amount Beneficial Owner	Percent Of Class
Angelo Napolitano	1,131,256	37.9
1521 N.W. 165th Street
Miami, FL33169

Elizabeth Schuldiner Revocable Trust	182,967	6.1
u/a 3/20/90 (2)
80 West 12th Street
New York, NY10011

Walter P. Carucci (3)	236,417	7.9
Carucci Family Partners (3)
Carr Securities Corp. (3)
One Penn Plaza
New York, NY10119

    (1)        Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano.

    (2)        Based on information disclosed, as of September 8, 2000, in a Schedule 13G filed with the Securities and Exchange Commission (“SEC”). Elizabeth Schuldiner Revocable Trust has sole voting and investment power with respect to the shares.

    (3)        Based on information disclosed, as of August 31, 2000, in a Schedule 13G filed with the SEC. Walter P. Carucci, Carucci Family Partners and Carr Securities Corp. have identified themselves as a “group” as that term is used in the Securities Exchange Act of 1934, as amended. Walter P. Carucci has sole voting and investment power with respect to 76,000 shares. Carucci Family Partners has sole and investment power with respect to 147,450 shares. Carr Securities Corp. has sole and investment power with respect to 12,967 shares. There is no shared voting and investment power among Walter P. Carucci, Carucci Family Partners and Carr Securities Corp. with respect to the shares.

        The shares of common stock beneficially owned by the Company’s sole director and executive officer as of August 31, 2004 were as follows:

Name and Address of Beneficial Owner	Amount Beneficial Owner (1)		Percent Of Class
Angelo Napolitano	1,131,256	(2)	37	.9%(2)
1521 N.W. 165th Street
Miami, FL 33169

    (1)        Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

    (2)        With respect to Mr. Napolitano’s shares, see Note (1) to the preceding table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. Commissions of $5,300 were paid under this agreement for the 2004 fiscal year.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets As of April 30, 2004 and 2003

Statements of Operations and (Deficit) for Years ended April 30, 2004 and 2003

Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 2004 and 2003

Statements of Cash Flows for Years ended April 30, 2004 and 2003

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation (Note 1)

3.2	Articles of Amendment (Note 2)

3.3	By-laws (Note 1)

3.4	Amendment to By-laws -- Indemnification (Note 1)

3.5	Amendment to By-laws --Control Share Acquisitions (Note 3)

10.1	Indemnification Agreement with Directors (Note 4)

10.2	Amended, Restated and Consolidated Promissory Note dated (Note 5) October 13, 1999 made by Miller Industries, Inc. in favor of City National Bank of Florida

99.P*	Code of Ethics

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.

Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.

Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.

Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.

Note 5	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 1999.

    (*)        Filed as part of this report

(d)	Reports on Form 8-K

        There were no reports on Form 8-K for the three months ended April 30, 2004.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 8th day of November, 2004.

MILLER INDUSTRIES, INC. BY: /S/ Angelo Napolitano —————————————— Angelo Napolitano President And Chief Executive Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of November, 2004.

BY: /S/ Angelo Napolitano —————————————— Angelo Napolitano President, Chief Executive Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

        I have audited the accompanying balance sheet of Miller Industries, Inc. as of April 30, 2004 and 2003, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2004. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2004 and 2003 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

Miami, Florida July 19, 2004	BY: /S/ LARRY WOLFE —————————————— LARRY WOLFE Certified Public Accountant

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2004 AND 2003

ASSETS

Investment Property:	2004	2003
Land	$161,443	$161,443
Building and Improvements	1,026,502	1,024,702
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251

Total Cost	$1,209,302	$1,207,502
Less: Accumulated Depreciation	786,293	774,232

Net Book Value	$423,009	$433,270

Other Assets:
Cash	$766,720	$759,526
Prepaid Expenses and Other Assets	18,997	16,125
Deferred Lease Incentive (Net of Accumulated	2,740	8,217
Amortization of $24,652 in 2004 and $19,175 in 2003)

Loan Costs, Less Accumulated Amortization of $9,221 and	14,491	17,127
$9,221 in 2004 and 2003, respectively
Deferred Tax Assets	44,000	--

Total Other Assets	$846,948	$800,995

TOTAL ASSETS	$1,269,957	$1,234,265

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Liabilities:
Mortgages and Notes Payable	$1,648,650	$1,699,987
Accounts Payable and Accrued Expenses	310,564	312,301
Tenant Security Deposits and Other	44,774	27,472

Total Liabilities	$2,003,988	$2,039,760

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized,	$149,133	$149,133
2,982,662 shares issued and outstanding
Paid-in capital	1,126,507	1,126,507
Deficit	(2,009,671)	(2,081,135)

Total Shareholders' Deficiency	$(734,031)	$(805,495)

Total Liabilities and Shareholders' Deficiency	$1,269,957	$1,234,265

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2004 AND 2003

	Years Ended April 30, 2004	Years Ended April 30, 2003
Revenues:
Rental Income	$268,633	$363,250
Hardware Sales (Net)	19,044	19,220
Other Income	6,680	9,035

Total Revenue	$294,357	$391,505

Expenses:
Rental Expense (Except Interest)	$142,258	$120,236
Cost of Hardware Sales	5,477	9,952
Administrative	54,680	43,674
Interest	64,478	78,881

Total Expenses	$266,893	$252,743

Income Before Tax Provision	$27,464	$138,762

Provision (Benefit) for Income Tax:
Federal Income Tax	$3,934	$34,498

State Income Tax	1,235	7,357

Provision for Income Tax Before Realization of Prior	$5,169	$41,855

Years' Tax Benefit
Tax Benefits on Net Operating Loss Carryforward	(49,169)	(41,855)

- Change in Valuation Allowance

Total Provision for Income Tax (Net of Tax Benefits)	$(44,000)	$--

Net Income	$71,464	$138,762

Income per Common Share	$.02	$.05

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2004 AND 2003

	Years Ended April 31, 2004	Years Ended April 31, 2003
Cash Flows From Operating Activities:
Net Income	$71,464	$138,762
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Depreciation	12,061	11,840
Amortization	8,113	8,113
Deferred Tax Asset Valuation Adjustment	(44,000)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses and Other	(2,872)	(3,345)
Increase (Decrease) in Accounts Payable and Accruals	(1,737)	(9,196)
Increase (Decrease) in Tenant Security Deposits	17,302	(50,170)

Net Cash Provided by Operating Activities	$60,331	$96,004

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$(1,800)	$(2,240)

Net Cash (used by) Investing Activities	$(1,800)	$(2,240)

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(68,231)	$(59,611)

Proceeds from Borrowings	16,894	16,842

Net Cash Provided by (used by) Financing Activities	$(51,337)	$(42,769)

Net Increase in Cash and Cash Equivalents	$7,194	$50,995

Cash and Cash Equivalents at the Beginning of Year	759,526	708,531

Cash and Cash Equivalents at the End of Year	$766,720	$759,526

Additional Cash Flow Information:
Cash Payments during the Year
Interest	$65,200	$79,580

Income Taxes	$--	$--

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIENCY
YEARS ENDED APRIL 30, 2004 AND 2003

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	(Deficit)
Balance at April 30, 2002	2,982,662	$149,133	$1,126,507	$(2,219,897)
Net Income - 2003	--	--	--	138,762

Balance at April 30, 2003	2,982,662	$149,133	$1,126,507	$(2,081,135)
Net Income - 2004	--	--	--	71,464

Balance at April 30, 2004	2,982,662	$149,133	$1,126,507	$(2,009,671)

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2004 AND 2003

NOTE A — Summary of Significant Accounting Policies

1. Nature of Business —

Miller Industries, Inc., a Florida corporation, currently and since August 1991, has been engaged in the ownership and management of 98,000 square feet of offices and warehouse located in Miami, Florida. During August 1991, the Company discontinued its operations of manufacturing of aluminum windows and doors pursuant to a plan of reorganization.

2. Inventories –

Inventories are valued at the lower of cost or market, with cost generally determined on a first-in, first-out basis and market based upon the lower of replacement cost or realizable value. Inventories consisted of the following amounts:

	2004	2003
Finished Hardware	$0	$0

3. Investment Property –

Investment property is carried at cost. The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

Building and Improvements	10 to 30 years
Machinery and Equipment	7 years
Furniture and Fixtures	7 years

Real property and equipment, with an original cost of approximately $720,000, have been fully depreciated at April 30, 2004.

4. Intangibles –

Deferred lease incentive and loan costs are carried at cost. The Company amortizes these assets on a straight line basis up to 10 years.

5. Income Taxes –

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

6. Income Per Share –

Income (loss) per share is computed based upon the weighted average number of common shares outstanding, during each year.

7. Cash –

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents.

8. Financial Instruments –

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

9. Concentrations of Credit Risk –

The Company is subject to credit risk arising from the concentration of its temporary cash investments. Most of the Company’s temporary cash investments are concentrated with a single financial institution.

The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2004, the Company’s uninsured cash balances approximated $667,000.

10. Revenue Recognition –

The Company recognizes rental income as it becomes receivable in accordance with the provisions of the underlying lease. The Company recognizes hardware sales upon shipment of goods to customers.

11. Environmental Cleanup Matters –

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

12. Use of Estimates –

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in the preparation of the financial statements are related to income taxes, asset lives, accruals and valuation allowances.

13. Comprehensive Income –

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The adoption of this standard does not have an effect on the Company’s reported net earnings for fiscal 2004 and 2003 as there is no additional comprehensive income under the statement.

14. Impairment of Long Lived Assets –

In August 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. The Company adopted SFAS No. 144 on May 1, 2002 as required, and the statement is not expected to have a material impact on the Company’s results of operations or financial position. Under SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. The respective fair values of the Company’s long-lived assets exceed their carrying amounts at April 30, 2004 based on a quoted market price.

15. Segments –

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131”). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

16. Costs of Computer Software –

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 provides authoritative guidance on when internal-use software costs should be capitalized and when these costs should be expenses as incurred.

Effective May 1, 2000, the Company adopted SOP 98-1, however, the Company has not incurred costs to date which would require evaluation in accordance with the SOP.

17. Start-Up and Organization Costs –

Start up and organization costs are accounted for under the provisions of the American Institute of Certified Public Accountants’ Statement of Position (SOP) 98-5, “Reporting on the Costs of Start up Activities”. Adopted by the Company at its inception, SOP 98-5 provides guidance on the financial reporting of start up and organization costs and requires such costs to be expensed as incurred. The Company’s adoption of SOP 98-5 will not have a significant effect on its financial position or results of operation.

18. Derivative Instruments –

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which is required to be adopted in years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has determined that the adoption of SFAS 133 is not expected to have a significant effect on its financial position or results of operations.

In April 2003, the FASB issued Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly.

19. Stock-Based Compensation –

In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FAS 123. This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The Company adopted SFAS 148 on May 1, 2003. The adoption of SFAS 148 did not have a material impact on the financial statements of the Company.

20. Pensions and Other Post Retirement Benefits –

Effective January 3, 2001, the Company adopted the provisions of SFAS No. 132, Employers’ Disclosures about Pensions and other Post-Retirement Benefits (“SFAS 132”). SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions. The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable. The adoption of SFAS 132 did not affect results of operations or financial position.

        The Company has not initiated benefit plans to date which would require disclosure under the statement.

21. Advertising Costs –

Advertising costs generally will be charged to operations in the year incurred. The Company has not incurred any advertising costs for fiscal 2004 and 2003.

22. Business Concentrations –

Rental income of the Company’s office and warehouse building is subject to the economic conditions of the industrial real estate market place. Changes in this industry may significantly affect management’s estimates and the Company’s performance. (See Note D.)

23. Gains and Losses from Extinguishment of Debt –

In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 “Reporting Gains and Losses from Extinguishment of Debt”, which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on May 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company’s results of operations or financial position.

24. Guarantor’s Accounting –

In November 2002 the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and its adoption is not expected to have a material impact on the Company’s results of operations or financial position.

25. Consolidation of Variable Interest Entities –

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not believe that FIN 46 will have a significant impact on the Company’s financial statements.

26. Costs Associated with Exit or Disposal Activities –

In July 2002, the FASR issued Statement 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It addresses when to recognize a liability for a cost associated with an exit or disposal activity including, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity’s commitment to a plan. The Company adopted the provisions of SFAS No. 146 effective December 31, 2002 and its adoption did not have a material impact on the Company.

27. Certain Financial Instruments with Characteristics of Both Liabilities and Equity –

In May 2003, the FASB issued Statement 150 Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes principles for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The adoption of SFAS 150 is not expected to have a material impact on the financial statements of the Company.

NOTE B — Mortgage and Notes Payable

        Principal balances outstanding and details of notes payable are summarized as follows:

1. Mortgage Payable –

3 1/2% (prime less 1/2%) note payable, collateralized by	$1,636,709	$1,688,079
mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company's Chairman of the Board to 50%
of all sums due under the loan. In addition, the guarantor
shall indemnify lendor from any and all liability which may
result from the environmental condition of the property. The note is payable in monthly installments of $9,332 (including interest) with a final payment of approximately $1,305,000 due
October 2009

2. Insurance Premium Note Payable –

          installments of $1,751 (including interest) through November 2004

Total Notes Payable	$1,648,650	$1,699,987

        Payments of principal required on the foregoing debt are as follows:

Ending
2005	$67,532
2006	57,568
2007	59,615
2008	61,736
2009	63,931
Thereafter	1,338,268
Total	$1,648,650

Land, buildings and improvements, and insurance policies with an approximate cost of $1,215,000 and an approximate net book value of $440,000 are pledged as collateral for these obligations.

NOTE C — Income Taxes

        The provision (benefit) for income taxes consists of the following:

Current	$4,693	$41,893
Deferred	476	(38)
Tax Benefit of Net Operating Loss Carryforward	(49,169)	(41,855)

Total	$(44,000)	$--

        Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at April 30, 2004 and 2003 are as follows:

Properties and Equipment principally due to	$54,988	$55,899
depreciation
Net operating loss carryforwards	800,884	810,299

Total gross deferred tax assets	$855,872	$866,198
Less: Valuation allowance	811,872	(866,198)

Net Deferred Tax Asset	$(44,000)	$--

        A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was decreased by approximately $54,000 for 2004.

        At April 30, 2004, the Company had approximately $2,130,000 of Federal and State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards are available indefinitely. The Federal net operating loss carryforwards will expire as follows:

2007	1,083,000
2008	205,000
2009	132,000
2011	100,000
2012	68,000
2013	105,800
2019	200
Total	$ 2,130,000

        At April 30, 2004, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

        Total Federal tax expense for years ended April 30, 2004 and 2003 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2004		2003
	Amount	Per cent of Pre-Tax Income	Amount	Per cent of Pre-Tax Income
Income before provision for	$27,464	100%	$138,762	100%
income taxes
Computed expected tax expense	9,338	34%	$47,179	34%
Federal tax (benefit) of State Income Tax	(420)	(2)	(2,501)	(2)
Surtax Exemption	(4,984)	[18 ]	(10,180)	(7)
Federal Tax Before Tax Benefits	$3,934	14%	$34,498	25%
Tax Benefits of Net Operating	(41,510)	(151)	$(34,498)	(25)%
Loss Carryforwards Change in
Valuation Allowance
Actual Federal Tax (Benefits)	$(37,576)	(137)%	$--	$--

NOTE D — Rental Income

        The Company leased offices and warehouse space for distribution during fiscal 2004 to three unrelated third parties under leases that expire in fiscal 2005 and 2007. Rental income approximated $269,000 and $363,000 for fiscal 2004 and 2003, respectively. Rental income from the three Company’s tenants amounted to 100% and 98% of total rental income in 2004 and 2003, respectively.

        On August 9, 2002, one of the Company’s tenants ceased operations when the tenant’s secured lender seized the tenant’s assets. Rental income that was terminated as of August 9, 2002 approximated $7,500 per month, or $90,000 per year.

        On January 31, 2003, the lease of one of the Company’s tenants expired and the tenant vacated the premises. Rental income that was terminated as of January 31, 2003 approximated $15,000 per month, or $180,000 per year.

        Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2005	$310,000
2006	$192,000
2007	$160,000

NOTE E — Rental Expenses (Except for Interest)

Rental expenses consisted of:	2004	2003
Depreciation and Amortization	$20,173	$19,953
Insurance	21,337	17,931
Leasing Expenses	3,524	--
Management Fees	36,000	36,000
Outside Services	1,500	1,831
Repairs and Maintenance	16,917	5,579
Utilities	8,808	6,122
Taxes	33,999	32,820
Totals	$142,258	$120,236
NOTE F - Administrative Expenses
Administrative expenses consisted of:	2004	2003
Accounting and Legal	$33,120	$23,994
Contract Labor	--	117
Office Supplies/Postage/Other	5,093	2,787
Stockholders' Expenses	12,558	12,684
Telephone	3,909	4,092
Totals	$54 680	$43 674

NOTE G — Related Party Transactions

Management fees in the amount of $36,000 per year were incurred by the Company for 2004 and 2003 to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Included in accounts payable is approximately $245,000 for 2004 and 2003, owed to Harnap Corp. Harnap Corp. received repair expense reimbursements of approximately $2,000 during fiscal 2004. Napolitano Commercial Properties, a related party, received leasing commissions of $5,287 during fiscal 2004.

NOTE H — Commitments, Contingencies, Subsequent Events and Other Matters

      Environmental Matters –

The Company’s past operations include activities which are subject to Federal and State environmental regulations.

The Company has been identified as a potentially responsible party (“PRP”), along with many others, in remedial activities related to the Seaboard Chemical Company site located in Jamestown, North Carolina.

Although environmental laws technically impose joint and several liability upon each PRP at each site, the extent of the Company’s required financial contribution to the clean up of these sites is expected to be limited based upon the number and financial strength of the other named PRPs and the volume and types of waste involved which might be attributable to the Company.

The Company joined a settlement group with other responsible parties to avoid extensive litigation and remedial costs.

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