Form 10QSB
period 2005-01-31
MILLER INDUSTRIES INC
filed 2005-07-01
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2005
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
Yes   No X
The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2005 is 2,982,662 shares.

-i-

MILLER INDUSTRIES, INC.
FORM 10-QSB
January 31, 2005

-ii-

MILLER INDUSTRIES, INC. BALANCE SHEET JANUARY 31, 2005
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,029,627
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,212,427
Less: Accumulated Depreciation		795,338
Net Book Value		$417,089

Other Assets:
Cash	$877,889
Deferred Tax Asset	6,700
Prepaid Expenses and Other Assets	19,997
Deferred Lease Incentive (Net of Accumulated Amortization of $27,392)	-
Loan Costs, Less Accumulated Amortization of $13,832	12,516
Total Other Assets		917,102
Total Assets		$1,334,191

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,596,315
Accounts Payable and Accrued Expenses	343,694
Tenant Security Deposits	45,645
Total Liabilities		$1,985,654

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,126,507
Deficit	(1,927,103)
Total Shareholders' Deficiency		(651,463)
Total Liabilities and Shareholders' Deficiency		$1,334,191

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS JANUARY 31, 2005
(UNAUDITED)
	Nine Months Ended January 31,
	2005	2004
Revenues:
Rental Income	$261,029	$185,983
Hardware Sales (Net)	2,631	15,350
Other Income	6,939	6,521

Total Revenue	$270,599	$207,854

Expenses:
Rental Expense (Except Interest)	$77,246	$106,650
Cost of Hardware Sales	693	4,522
Administrative	29,738	32,714
Interest	43,054	47,481
Total Expenses	$150,731	$191,367
Income Before Tax Provision	$119,868	$16,487

Provision for Income Tax:
Federal Income Tax	$31,000	$2,378
State Income Tax	6,300	632
Tax Benefits of Net Operating Loss Carryforward	-	(3,010)

Total Provision for Income Tax (Net of Tax Benefits)	$37,300	$-

Net Income	$82,568	$16,487

Income per Common Share	$.03	$-

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended January 31,
	2005	2004
Revenues:
Rental Income	$77,758	$70,724
Hardware Sales (Net)	173	10,946
Other Income	3,149	3,102

Total Revenue	$81,080	$84,772

Expenses:
Rental Expense (Except Interest)	$27,166	$33,638
Cost of Hardware Sales	-	3,983
Administrative	11,877	12,592
Interest	17,476	15,144
Total Expenses	$56,519	$65,357
Income Before Tax Provision	$24,561	$19,415

Provision for Income Tax:
Federal Income Tax	$5,000	$2,378
State Income Tax	1,300	632
Tax Benefits of Net Operating Loss Carryforward	-	(3,010)

Total Provision for Income Tax (Net of Tax Benefits)	$6,300	$-

Net Income	$18,261	$19,415

Income per Common Share	$-	$-

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004
(UNAUDITED)

	Nine Months Ended January 31,
	2005	2004
Cash Flows From Operating Activities:

Net Income	$ 82,568	$ 16,487
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	9,045	8,880
Amortization	4,716	6,085
Changes in Operating Assets and Liabilities	58,360	12,704
Net Cash Provided by Operating Activities	$ 154,689	$ 44,156

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$ (3,125)	$ -
Net Cash (Used in) Investing Activities	$ (3,125)	$ -

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(40,394)	$(37,773)
Addition to Debt	-	-

Net Cash Provided by (Used in) Financing Activities	$(40,394)	$(37,773)

Net Increase in Cash	$111,170	$6,383

Cash at the Beginning of Year	766,719	759,524
Cash at the End of Year	$877,889	$765,907

Additional Cash Flow Information:
Cash Paid for Interest	$43,054	$47,481
Cash Paid for Income Tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2005
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and the nine month period ending January 31, 2005 are not necessarily indicative of results that may be expected for the year ended April 30, 2005.
For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2004 and for the fiscal year ended April 30, 2004.

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

NOTE C - OTHER MATTERS

During December 2004, the Company made a change in accounting estimates with respect to tenant's reimbursement of insurance expense and real estate tax expense. The total change approximated $14,500 of which $8,200 is applicable to prior periods and approximately $6,300 is applicable to the current quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations (First Three Quarters of 2005 Fiscal Year v. First Three Quarters of 2004 Fiscal Year)

Rental Income. The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first three quarters of the 2005 fiscal year was $261,000, compared with $186,000 in the first three quarters of 2004. The increase was due to the addition of a new tenant in April 2004. During the first nine months of 2005 fiscal year, approximately 73% of the Company's warehouse was leased, compared to 60% to 2004.

        Hardware Sales. The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $2,600 in 2005 and $15,000 in 2004.

        Other Income. The Company generated other income of $7,000 in the first three quarters of both 2005 and 2004. Other income in 2005 and 2004 consisted of interest income and miscellaneous income.

        Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $77,000 in the first three quarters of 2005 and $107,000 in the first three quarters of 2004. The principal components were management fees ($27,000 in 2005 and $27,000 in 2004), real estate taxes ($32,000 in 2005 and $31,000 in 2004), depreciation and amortization ($15,000 in 2005 and $15,000 in 2004) and insurance ($17,000 in 2005 and $15,000 in 2004).

        Cost of Hardware Sales. The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $1,000 in the first three quarters of 2005 and $5,000 in the first three quarters of 2004. The decrease was due to reduced purchases.

        Administrative Expenses. The Company's administrative expenses were $30,000 in 2005, compared to $33,000 in 2004. They primarily consist of accounting and legal fees ($18,000 in 2005 compared to $19,000 in 2004), and shareholders expenses ($8,000 in 2005 and $8,000 in 2004).

        Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $43,000 in 2005 compared to $47,000 in 2004. The decease in the amount of interest was attributable to a decline in the prime rate. The loan bears interest at prime less ½%.
        Provision for Income Taxes. The Company had a tax provision of $37,000 in 2005. In 2004, the Company had a tax provision of $2,000, all of which was offset due to the carryforward of net operating losses.

        Net Income. As a result of the foregoing factors, the Company had net income of $85,000 in the first three quarters of 2005, compared to $16,000 in the first three quarters of 2004.

Results of Operations (Third Quarter of 2005 Fiscal Year v. Third Quarter of 2004 Fiscal Year)

Rental Income. Rental income during the third quarter of the 2005 fiscal year was $78,000, compared with $71,000 in the third quarter of 2004. During the third quarter of 2005, approximately 73% of the Company's warehouse was leased, compared to 60% to 2004.

        Hardware Sales. Hardware sales were less than $1,000 in the third quarter of 2005 and $11,000 in 2004. The decrease was due to reduced demand for replacement hardware for 2005.

        Other Income. The Company generated other income of $3,000 in the third quarter of both 2005 and 2004. Other income in 2005 and 2004 consisted of interest income and miscellaneous income.

        Rental Expense (Excluding Interest). Rental expense was $27,000 in the third quarter of 2005 and $34,000 in the third quarter of 2004. The principal components were management fees ($9,000 in 2005 and $9,000 in 2004), taxes ($11,000 in 2005 and $10,000 in 2004), depreciation and amortization ($6,000 in 2005 and $5,000 in 2004) and insurance ($6,000 in 2005 and $5,000 in 2004).

        Cost of Hardware Sales. Hardware costs were $0 in the third quarter of 2005 and $4,000 in the third quarter of 2004.

        Administrative Expenses. The Company's administrative expenses were $12,000 in 2005, compared to $13,000 in 2004. They primarily consist of accounting and legal fees ($8,000 in 2005 compared to $8,000 in 2004), and shareholders expenses ($3,000 in both 2005 and 2004).

        Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $17,000 in 2005 compared to $15,000 in 2004. The increase in the amount of interest was attributable to an increase in the prime rate.

        Provision for Income Taxes The Company recorded a provision for income tax of $6,000 in 2005, compared to a tax provision of $3,000 in 2004, which was offset due to the carryforward of net operating losses.

        Net Income. As a result of the foregoing factors, the Company had net income of $18,000 in the third quarter of 2005, compared to $19,000 in the third quarter of 2004.

Liquidity and Capital Resources
The Company's cash increased by $11,000 during the first nine months of the 2005 fiscal year compared with an increase of $6,000 during the first nine months of fiscal year 2004. The increase in cash in 2005 was due to cash flow from operations. As of January 31, 2005, the Company's cash position was approximately $767,000.

Current Operations
The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.
The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's new mortgage loan, real estate taxes and insurance. At the present time only 55% of the Company's building is leased.
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

ITEM 3. CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures as of January 31, 2005, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

PART II. OTHER INFORMATION
ITEM 6. REPORTS ON FORM 8-K
(a) Exhibits
Exhibit No. Description
(31.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.
Not applicable.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.
(Registrant)

Dated: June 28, 2005	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer