Form 10KSB
period 2005-04-30
MILLER INDUSTRIES INC
filed 2005-09-19
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 2005

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
Common Stock, $.05 Par Value
(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.        Yes  ☐     No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $365,000.

As of April 30, 2005, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value.

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of August 1, 2005) was approximately $111,084.

PART I
FORWARD LOOKING STATEMENTS
This Form 10-KSB contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements represent the Company's expectations and beliefs including, but not limited to, statements concerning the Company's operations, performance, financial condition, growth or strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "estimate," "anticipate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements. The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

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

Employees
The Company had no employees during the 2005 and 2004 fiscal years.

The Company utilizes an independent contractor to perform administrative and bookkeeping services.

ITEM 2. PROPERTIES

Description of Warehouse
The Company owns a one-story concrete block building located at 16295 N.W. 13th Avenue, Miami, Florida. This facility consists of 97,813 square feet, 7,000 of which is air-conditioned. The building is zoned for use as a warehouse or light manufacturing facility. The building has a relatively low ceiling, which has adversely affected leasing efforts.

Financing
At April 30, 2005, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,583,000. The loan accrues interest at prime less 1/2% and is payable in monthly installments of $9,964, with a balloon payment of $1,325,000 due October 2009. The loan is secured by the Company's land and building and a partial guarantee of the Company's president.

Leasing Activities
The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.50 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

The following table sets forth a summary of leases at the Company's building in effect on April 30, 2005:
Termination Date	Square Feet	Annual Rent	Rent Per Square Foot
February 2007	38,489	$192,445	$5.00
September 2005	16,020	$88,110	$4.58

At the beginning of the 2005 fiscal year (i.e., April 30, 2004), approximately 56% of the building was leased. During the 2005 fiscal year, the Company entered into a one year lease (commencing September 1, 2004) for 16,200 square feet for an annual rent of $88,110. In January, 2004, the Company also renewed the existing lease for 38,489 square feet, for an additional 3 year term (ending February 28, 2007). The rent will be $192,445 for the first year and will be subject to adjustment in the second and third year.

After the end of the 2005 fiscal year, approximately 55% of the building was leased. The Company is continuing to seek new tenants for its unoccupied space.

Insurance, Depreciation and Taxes
The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2005 were approximately $38,000.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the over-the-counter market under the symbol "MLLS".

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:
FYE	CLOSING BID		CLOSING ASK
2004	HIGH	LOW	HIGH	LOW
May 2, 2003 to August 1, 2003	$.02	$.02	$.16	$.12
Aug. 4, 2003 to Oct. 31, 2003	.02	.02	.14	.14
Nov. 8, 2004 to Jan. 30, 2004	.05	.02	.14	.12
Feb. 2, 2004 to April 30, 2004	.07	.05	.12	.12

FYE	CLOSING BID		CLOSING ASK
2005	HIGH	LOW	HIGH	LOW
May 1, 2004 to July 31, 2004	$.07	.05	.12	.12
Aug. 1, 2004 to April 31, 2004	.05	.05	.12	.10
Nov. 1, 2004 to Jan. 31, 2005	.05	.05	.10	.10
Feb. 1, 2005 to April 30, 2005	.05	.05	.10	.10

As of August 10, 2005, there were 461 holders of record of the Company's common stock.

The Company has not paid any cash dividends during the last three fiscal years.

The Company does not have any equity based compensation plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2005 compared to 2004)

Rental Income
The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2004 was $269,000, compared with $344,000 in 2005. The increase in rental income was due to a higher level of occupancy at the building.

Hardware Sales
The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales were $19,000 in 2004 compared to $9,000 in 2005. The sales decrease was due to a decrease in demand for replacement parts.

Other Income
The Company generated other income of $7,000 in 2004, compared to $11,000 in 2005. Other income in 2005 and 2004 principally consisted of interest income.

Rental Expense (Excluding Interest)
The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $142,000 in 2004 and $113,000 in 2005. The principal components were management fees ($36,000 in both 2004 and in 2005), taxes ($34,000 in 2004 and $28,000 in 2005), depreciation and amortization ($20,000 in 2004 and 18,000 in 2005), repairs and maintenance ($17,000 in 2004 and $2,000 in 2005) and insurance ($21,000 in 2004 and $25,000 in 2005).

Cost of Hardware Sales
The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $5,000 in both 2004 and in 2005.

Administrative Expenses
The Company's administrative expenses were $55,000 in 2004, compared to $50,000 in 2005. Administrative expenses decreased due to lower accounting and legal fees ($33,000 in 2004 compared to $32,000 in 2005), and lower shareholders expenses ($22,000 in 2004 and $18,000 in 2005).

Interest Expense
The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $64,000 in 2004 compared to $63,000 in 2005. The decease was attributable to a decrease in the prime rate, which reduced the interest on the Company's mortgage loan.

Provision for Income Taxes
The Company recorded a provision for income tax of $5,000 in 2004, compared to $39,000 in 2005, based upon the Company's income during these years. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company's net operating losses.

Net Income
As a result of the foregoing factors, the Company had net income of $71,000 in 2004, compared to $165,000 in 2005.

Liquidity and Capital Resources
The Company's cash increased by $7,000 during fiscal year 2004 compared with an increase of approximately $93,000 during fiscal year 2005. The increase in 2005 in cash was primarily due to positive cash flow from operations. The Company expended approximately $3,000 for improvements to its building. As of April 30, 2005, the Company's cash position was approximately $859,000.

At April 30, 2005, the Company's principal financing consisted of a loan with a principal balance of $1,583,000 from a third party lender, secured by a lien on the Company's building. The loan bears interest at prime less 1/2%. It is payable $9,964 per month, with a balloon payment October 2009 in the approximate amount of $1,325,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company's obligations to make payments under existing, material contracts consists of the following:
•
The Company is obligated to make payments under its existing mortgage loan. At April 30, 2005, the outstanding balance of the loan was $1,583,000. The loan bears interest at prime less 1/2%. The loan is repayable in monthly installments of approximately $9,964, with a balloon payment of approximately $1,325,000 due in October 2009.

•
The Company has agreed to pay Harnap Corp., a corporation controlled by the Company's president and principal shareholder, $3,000 per month for management fees. No fees have been paid to Harnap since March 2000. Accrued fees as of April 30, 2005 were $246,000, all of which are payable upon the demand of Harnap.

Leasing Activities
During the 2005 fiscal year, the Company added a new tenant which leased approximately 16,000 square feet, and an existing tenant renewed its lease for 38,489 square feet. As a result, occupancy was 55% at April 30, 2005.

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

The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company's financial statements, which are presented elsewhere in this Form 10-KSB, have been applied consistently as at April 30, 2005 and 2004, and for the years ended April 30, 2005 and 2004. The Company's representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company's critical accounting policies:

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

The following is a summary of the Company's contractual obligations, including certain on-balance sheet obligations, at April 30, 2005:
		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$1,733,524	$119,568	$239,136	$1,374,820
Capital Lease Obligations
Operating Leases
Purchase Obligations
Other Long Term Debt
TOTAL	$1,733,524	$119,568	$239,136	$1,374,820

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission. Based upon his evaluation of those controls and procedures as of April 30, 2005, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

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

Angelo Napolitano, age 69, has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners' association for the industrial park in which the Company's building is located.

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

Code of Ethics
The Company has adopted a code of ethics that applies to the Company's officers and persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in fiscal 2005 received compensation in excess of $100,000 in 2005.
SUMMARY COMPENSATION TABLE
Name and Position	Fiscal Year	Salary (1)	Stock Options
Angelo Napolitano, Chief Executive Officer	2005	$36,000	-
	2004	$36,000	-
	2003	$36,000	-
1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Management Agreement
In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board. As of April 30, 2005, accrued management fees totaled $245,000.

Compensation of Directors
No amounts were paid to directors during the 2005 fiscal year for services as directors.

Stock Options
On June 30, 2005, the Company granted Mr. Napolitano stock options in recognition of the substantial benefits provided to the Company by Mr. Napolitano through his personal guaranty of the Company’s bank loan as well as the services in which he has rendered to the Company in his capacity as the Company’s sole officer and director. Under the terms of the option agreement, Mr. Napolitano has the right to purchase up to 2,017,338 shares of the Company’s common stock at a price of $0.18 per share. The options may be exercised at any time during the ten year term of the options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of August 10, 2005, the following persons beneficially owned 5% or more of the common stock of the Company:
Name and Address of Beneficial Owner	Amount Beneficial Owner	Percent Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594(1)	63.0%

Elizabeth Schuldiner Revocable Trust u/a 3/20/90 (2) 80 West 12th Street New York, NY 10011	182,967	3.7%

Walter P. Carucci (3) Carucci Family Partners (3) Carr Securities Corp. (3) One Penn Plaza New York, NY 10119	236,417	4.7%
(1) Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano. Mr. Napolitano is entitled to acquire an additional 2,017,338 shares under outstanding stock options.

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

The shares of common stock beneficially owned by the Company's sole director and executive officer as of August 5, 2005 were as follows:
Name and Address of Beneficial Owner	Amount Beneficial Owner (1)	Percent Of Class
Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594(2)	63.0%(2)
(1) Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2) With respect to Mr. Napolitano's shares, see Note (1) to the preceding table.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation ("NRC") with respect to the lease of the Company's building. The President of NRC is the son of Mr. Angelo Napolitano, the Company's President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. No commissions were paid under this agreement for the 2005 fiscal year.

PART IV
ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)	Financial Statements
Report of Independent Certified Public Accountants
Balance Sheets As of April 30, 2005 and 2004
Statements of Operations and (Deficit) for Years ended April 30, 2005 and 2004
                Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 2005 and 2004
Statements of Cash Flows for Years ended April 30, 2005 and 2004
Notes to Financial Statements
(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.
(c)	Exhibits
3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws - Indemnification	(Note 1)
3.5	Amendment to By-laws --Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
10.2	Amended, Restated and Consolidated Promissory Note dated October 13, 1999 made by Miller Industries, Inc. in favor of City National Bank of Florida	(Note 5)
14.1	Code of Ethics	(Note 6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.
Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.
Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 1999.
Note 6	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 2004.
(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2005.

The Company filed a Form 8-K on August 1, 2005, with respect to certain stock options granted to an officer (Item 1.01).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 30th day of August, 2005.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of August, 2005.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR'S REPORT
Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

I have audited the accompanying balance sheet of Miller Industries, Inc. as of April 30, 2005 and 2004, and the related statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended April 30, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2005 and 2004 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE Certified Public Accountant
Miami, Florida June 30, 2005

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2005 AND 2004

ASSETS
Investment Property:	2005	2004
Land	$161,443	$161,443
Building and Improvements	1,029,627	1,026,502
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,212,427	$1,209,302
Less: Accumulated Depreciation	798,846	786,293
Net Book Value	$413,581	$423,009

Other Assets:
Cash	$859,374	$766,720
Prepaid Expenses and Other Assets	17,340	18,997
Deferred Lease Incentive (Net of Accumulated Amortization of $27,392 in 2005 and $24,652 in 2004)	-	2,740
Loan Costs, Less Accumulated Amortization of $14,491 and $11,857 in 2005 and 2004, respectively	11,857	14,491
Deferred Tax Assets	76,000	44,000
Total Other Assets	$964,571	$846,948
TOTAL ASSETS	$1,378,152	$1,269,957

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,590,876	$1,648,650
Accounts Payable and Accrued Expenses	320,225	310,564
Tenant Security Deposits and Other	36,028	44,774
Total Liabilities	$1,947,129	$2,003,988

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133	$149,133
Paid-in capital	1,126,507	1,126,507
Deficit	(1,844,617)	(2,009,671)
Total Shareholders' Deficiency	$(568,977)	$(734,031)
Total Liabilities and Shareholders' Deficiency	$1,378,152	$1,269,957

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2005 AND 2004

	Years Ended April 30,
	2005	2004
Revenues:
Rental Income	$344,198	$268,633
Hardware Sales (Net)	9,321	19,044
Other Income	11,079	6,680

Total Revenue	$364,598	$294,357

Expenses:
Rental Expense (Except Interest)	$112,722	$142,258
Cost of Hardware Sales	5,108	5,477
Administrative	50,281	54,680
Interest	63,433	64,478
Total Expenses	$231,544	$266,893
Income Before Tax Provision	$133,054	$27,464

Provision (Benefit) for Income Tax:
Federal Income Tax	$32,394	$3,934
State Income Tax	7,043	1,235
Provision for Income Tax Before Realization of Prior Years' Tax Benefit	$39,437	$5,169
Tax Benefits on Net Operating Loss Carryforward - Change in Valuation Allowance	(71,437)	(49,169)

Total Provision for Income Tax (Net of Tax Benefits)	$(32,000)	$(44,000)

Net Income	$165,054	$71,464

Income per Common Share	$.06	$.02

Weighted Average Shares of Common Stock Outstanding (Basic and Diluted)	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2005 AND 2004

	Years Ended April 31,
	2005	2004
Cash Flows From Operating Activities:
Net Income	$165,054	$71,464
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	12,553	12,061
Amortization	5,374	8,113
Deferred Tax Asset Valuation Adjustment	(32,000)	(44,000)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses and Other	1,657	(2,872)
Increase (Decrease) in Accounts Payable and Accruals	9,661	(1,737)
Increase (Decrease) in Tenant Security Deposits	(8,746)	17,302

Net Cash Provided by Operating Activities	$153,553	$60,331

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$(3,125)	$(1,800)

Net Cash (used by) Investing Activities	$(3,125)	$(1,800)

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(68,958)	$(68,231)
Proceeds from Borrowings	11,184	16,894
Net Cash Provided by (used by) Financing Activities	$(57,774)	$(51,337)

Net Increase in Cash and Cash Equivalents	$92,654	$7,194

Cash and Cash Equivalents at the Beginning of Year	766,720	759,526
Cash and Cash Equivalents at the End of Year	$859,374	$766,720

Additional Cash Flow Information:
Cash Payments during the Year
Interest	$62,979	$65,200
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2005 AND 2004

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	(Deficit)	Total
Balance at April 30, 2003	2,982,662	$149,133	$1,126,507	$(2,081,135)	$(805,495)
Net Income - 2004	-	-	-	71,464	71,464
Balance at April 30, 2004	2,982,662	$149,133	$1,126,507	$(2,009,671)	$(734,031)
Net Income - 2005	-	-	-	165,054	165,054
Balance at April 30, 2005	2,982,662	$149,133	$1,126,507	$(1,844,617)	$(568,977)

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004
NOTE A - Summary of Significant Accounting Policies

1.	Nature of Business -
Miller Industries, Inc., a Florida corporation, currently and since August 1991, has been engaged in the ownership and management of 98,000 square feet of offices and warehouse located in Miami, Florida. The Company also distributes hardware parts for aluminum windows and doors previously manufactured by Miller. During August 1991, the Company discontinued its operations of manufacturing of aluminum windows and doors pursuant to a plan of reorganization.

2.	Real Property -
Property is carried at cost. The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

Building and Improvements	10 to 30 years
Machinery and Equipment	7 years
Furniture and Fixtures	7 years

Real property and equipment, with an original cost of approximately $720,000, have been fully depreciated at April 30, 2005.

3.	Deferred Cost -
Deferred lease incentive and loan costs are carried at cost. The Company amortizes these assets on a straight line basis up to 10 years.

4.	Income Taxes -
The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

5.	Earnings Per Share -
Income (loss) per share is computed based upon the weighted average number of common shares outstanding, during each year.
The Company has no instruments at April 30, 2005 that would create diluted shares. Therefore basic and diluted earnings per share are the same.

6.	Cash -
The Company considers all short term investments with an original maturity of three months or less to be cash equivalents.
The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2005 and 2004, the Company's uninsured cash balances approximated $760,000 and $667,000, respectively.
7.	Financial Instruments -
The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -
The Company is subject to credit risk arising from the concentration of its tenant income from entities that comprise of 10% or more of the Company's revenue.

9.	Revenue Recognition -
The Company recognizes rental income as it becomes receivable in accordance with the provisions of the underlying lease. The Company recognizes hardware sales upon shipment of goods to customers.

10.	Environmental Cleanup Matters -
The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernable. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

11.	Use of Estimates -
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

12.	Comprehensive Income -
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The adoption of this standard does not have an effect on the Company's reported net earnings for fiscal 2005 and 2004 as there is no additional comprehensive income under the statement.

13.	Long Lived Assets -
In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 144 on May 1, 2002, as required, and the statement is not expected to have a material impact on the Company's results of operations or financial position. Under SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. The respective fair values of the Company's long-lived assets exceed their carrying amounts at April 30, 2005 based on a quoted market price.

14.	Segments -
The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position.

15.	Derivative Instruments -
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

16.	Stock-Based Compensation -
In December 2002, the FASB issued Statement 148, Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FAS 123. This statement provides alternative transition methods for a voluntary change to the fair value basis of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation, a description of the transition method utilized and the effect of the method used on reported results. The Company adopted SFAS 148 on May 1, 2003. The adoption of SFAS 148 did not have a material impact on the financial statements of the Company.

17.	Pensions and Other Post Retirement Benefits -
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
The Company has not initiated benefit plans to date which would require disclosure under the statement.

18.	Advertising Costs -
Advertising costs generally will be charged to operations in the year incurred. The Company has not incurred any advertising costs for fiscal 2005 and 2004.

19.	Business Concentrations -
Rental income of the Company's office and warehouse building is subject to the economic conditions of the industrial real estate market place. Changes in this industry may significantly affect management's estimates and the Company's performance. (See Note D.)

20.	Gains and Losses from Extinguishment of Debt -
In May 2002, the FASB issued Statement of Financial Accounting Standards No. 145 "Reporting Gains and Losses from Extinguishment of Debt," which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The new standard became effective for fiscal years beginning after May 15, 2002. The Company adopted this pronouncement on May 1, 2003. The adoption of this pronouncement is not expected to have a material impact on the Company's results of operations or financial position.

21.	Guarantor's Accounting -
In November 2002 the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value, instead of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5 Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and its adoption is not expected to have a material impact on the Company's results of operations or financial position.
22.	Consolidation of Variable Interest Entities -
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Company does not believe that FIN 46 will have a significant impact on the Company's financial statements.

23.	Costs Associated with Exit or Disposal Activities -
In July 2002, the FASR issued Statement 146, Accounting for the Costs Associated with Exit or Disposal Activities. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities. It addresses when to recognize a liability for a cost associated with an exit or disposal activity including, but not limited to, termination benefits provided to current employees that are involuntarily terminated, costs to terminate a contract that is not a capital lease and costs to consolidate facilities or relocate employees. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred and not at the date of an entity's commitment to a plan. The Company adopted the provisions of SFAS No. 146 effective December 31, 2002 and its adoption did not have a material impact on the Company.

24.	Certain Financial Instruments with Characteristics of Both Liabilities and Equity -
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

25.	Recent Accounting Pronouncements (Continued)
In December 31, 2004, the FASB issues SFAS No. 123R which replaces SFAS No. 123, "Accounting for Stock Based Compensation" and supersedes APB Opinion No. 25, SFAS 123R requires the cost of employee services received in exchange for an award of equity instruments to be based upon the grant-date fair value of the award. Additionally, this cost is to be recognized as expense over the period during which an employee is required to provide services in exchange for the award SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The adoption of SFAS No. 123R is not expected to have a material impact on the Company's financial position, results of operations or cash flows.
In December 2004, the FASB issued SFAB No. 153 which eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB opinion No. 29, "Accounting for Non-Monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position or results of operations.

NOTE B - Mortgage and Notes Payable

Principal balances outstanding and details of notes payable are summarized as follows:

1. Mortgage Payable -
	2005	2004
4 1/4% (prime less 1/2%) note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company's Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lendor from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $9,964 (including interest) with a final payment of approximately $1,325,000 due October 2009.	$1,583,337	$1,636,709

2. Insurance Premium Note Payable -
9.00% insurance premium financing, payable in monthly installments of $1,290 (including interest) through October 2005	7,539	11,941
Total Notes Payable	$1,590,876	$1,648,650

Payments of principal required on the foregoing debt are as follows:
Fiscal Year Ending
2006	60,851
2007	55,622
2008	58,033
2009	60,548
2010	1,355,822
Thereafter	-
Total	$1,590,876

Land, buildings and improvements, and insurance policies with an approximate cost of $1,208,000 and an approximate net book value of $421,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:
	2005	2004
Current	$37,541	$4,693
Deferred	1,896	476
Tax Benefit of Net Operating Loss Carryforward	(71,437)	(49,169)
Total	$(32,000)	$(44,000)

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at April 30, 2005 and 2004 are as follows:
	2005	2004
Properties and Equipment principally due to epreciation	$53,304	$54,988
Net operating loss carryforwards	752,915	800,884
Total gross deferred tax assets	$806,219	$855,872
Less: Valuation allowance	730,219	811,872
Net Deferred Tax Asset	$76,000	$44,000

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was decreased by approximately $82,000 for 2005.

At April 30, 2005, the Company had approximately $2,130,000 of Federal and State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards are available indefinitely. The Federal net operating loss carryforwards will expire as follows:
2006	$307,000
2007	1,083,000
2008	205,000
2009	132,000
2011	100,000
2012	68,000
2013	105,800
2019	200
Total	$2,001,000

At April 30, 2005, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2005 and 2004 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:
	2005		2004
	Amount	Per cent of Pre-Tax Income	Amount	Per cent of Pre-Tax Income
Income before provision for income taxes	$133,054	100%	$27,464	100%

Computed expected tax expense	45,238	34%	9,338	34%
Federal tax (benefit) of State Income Tax	(2,395)	(2)	(420)	(2)
Surtax Exemption	(10,449)	(8)	(4,984)	(18)

Federal Tax Before Tax Benefits	$32,394	24%	$3,934	14%
Tax Benefits of Net Operating Loss Carryforwards Change in Valuation Allowance	(59,722)	(45)	(41,510)	(151)

Actual Federal Tax (Benefits)	$(27,328)	(21)%	$(37,576)	(137)%

NOTE D - Rental Income

The Company leased offices and warehouse space for distribution during fiscal 200 to three unrelated third parties under leases that expire in fiscal 2007 and 2011. Rental income approximated $344,000 and $269,000 for fiscal 2005 and 2004, respectively. Rental income from the three Company's tenants amounted to 100% of total rental income in 2005 and 2004, respectively.

On August 31, 2004, the lease of one of the Company's tenants expired and the tenant vacated the premises. Rental income that was terminated as of August 31, 2004 approximated $7,500 per month, or $90,000 per year.

On April 11, 2005, a new Company tenant signed a five year lease effective June 1, 2005 at a monthly rate of approximately $13,500 or $160,500 per year.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:
2006	$360,000
2007	$313,000
2008	$160,500
2009	$160,500
Thereafter	$174,000

NOTE E - Rental Expenses (Except for Interest)
Rental expenses consisted of:	2005	2004
Depreciation and Amortization	$17,927	$20,173
Insurance	20,906	21,337
Leasing Expenses	1,762	3,524
Management Fees	36,000	36,000
Outside Services	2,357	1,500
Repairs and Maintenance	2,375	16,917
Utilities	3,082	8,808
Taxes	28,313	33,999
Totals	$112,722	$142,258

NOTE F - Administrative Expenses

Administrative expenses consisted of:	2005	2004
Accounting and Legal	$ 31,843	$ 33,120
Office Supplies/Postage/Other	1,610	5,093
Stockholders' Expenses	12,807	12,558
Telephone	4,021	3,909

Totals	$ 50,281	$ 54 680

NOTE G - Related Party Transactions

Management fees in the amount of $36,000 per year were incurred by the Company for 2005 and 2004 to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Included in accounts payable is approximately $245,000 for 2005 and 2004, owed to Harnap Corp. Harnap Corp. received repair expense reimbursements of approximately $2,000 during fiscal 2004. Napolitano Commercial Properties, a related party, received leasing commissions of $5,287 during fiscal 2004.

NOTE H - Commitments, Contingencies, Subsequent Events and Other Matters

Environmental Matters -
The Company's past operations include activities which are subject to Federal and State environmental regulations.
The Company has been identified as a potentially responsible party ("PRP"), along with many others, in remedial activities related to the Seaboard Chemical Company site located in Jamestown, North Carolina.
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

Subsequent Event

Stock Option Agreement
On June 30, 2005, the Company issued stock options to Angelo Napolitano in exchange for the benefits he has provided to the Company through his personal guarantee of the Company's bank loan, and the services rendered by Mr. Napolitano in his capacity as the Company's sole officer and director. The options expire in 10 years after the date of the grant. The Company granted options to Mr. Napolitano to purchase up to 2,017,338 share of the Company's common stock during the term of the Options at a price equal to $0.18 per share (exercise price).

Change in Accounting Estimates
During December 2004, the Company made a change in accounting estimates with respect to tenant's reimbursement of insurance and real estate tax expenses. The total change approximated $14,500 of which $8,200 is applicable to prior years and approximately $6,300 is applicable to the current year.