Form 10QSB
period 2005-07-31
MILLER INDUSTRIES INC
filed 2005-11-16
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes   No X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of July 31, 2005 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
July 31, 2005

INDEX

		Page No.

PART I:	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheet as of July 31, 2005	3
	Statement of Operations - Three Months Ended July 31, 2005 and 2004	4
	Statement of Cash Flows - Three Months Ended July 31, 2005 and 2004	5
	Notes to Financial Statements	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Controls and Procedures	8

PART II:	OTHER INFORMATION
Items 1 to 6		9
Signatures		10

MILLER INDUSTRIES, INC.
BALANCE SHEETS
July 31, 2005
(UNAUDITED)

ASSETS

Investment Property:

Land	$161,443
Building and improvements	1,029,627
Machinery and equipment	11,106
Furniture and fixtures	10,251

Total cost		$1,212,427
Less: Accumulated depreciation		801,984

Net book value		$410,443

Other Assets:

Cash	$900,091
Deferred tax asset	65,125
Prepaid expenses and other assets	12,882
Loan costs, Less Accumulated Amortization of $15,150	11,198

Total other assets		989,296

Total assets		$1,399,739

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:

Mortgages and notes payable	$1,570,220
Accounts payable and accrued expenses	333,472
Tenant security deposits	39,823

Total liabilities		$1,943,515

Shareholders' Deficiency:

Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,126,507
Deficit	(1,819,416)

Total shareholders' deficiency		(543,776)

Total liabilities and shareholders' deficiency		$1,399,739

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended
	July 31, 2005	July 31, 2004

Revenues:

Rental income	$82,706	$95,839
Hardware sales (net)	2,354	947
Other income	4,966	1,651

Total revenue	$90,026	$98,437

Expenses:

Rental expense (except interest)	$32,523	$24,657
Administrative	7,979	7,695
Interest	13,448	11,417

Total expenses	$53,950	$43,769

Income before tax provision	$36,076	$54,668

Provision for Income Tax:

Federal income tax	$9,000	$16,000
State income tax	1,875	3,000

Total provision for income tax (net of tax benefits)	$10,875	$19,000

Net income	$25,201	$35,668

Income per common share	$.01	$.01

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2005 AND 2004
(UNAUDITED)

	Three Months Ended
	July 31, 2005	July 31, 2004

Cash Flows From Operating Activities:

Net income	$25,201	$35,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,138	3,015
Amortization	659	2,028
Changes in operating assets and liabilities	24,839	36,499

Net cash provided by operating activities	$53,837	$77,210

Cash Flows From Investing Activities:

Acquisition of property and equipment	$-	$(3,125)

Net cash (used in) investing activities	$-	$(3,125)

Cash Flows From Financing Activities:

Principal payments under borrowings	$(13,117)	$(13,716)
Addition to debt	-	-

Net cash provided by (used in) financing activities	$(13,117)	$(13,716)

Net increase in cash	$40,720	$60,369

Cash at the beginning of period	859,371	766,719

Cash at the end of period	$900,091	$827,088

Additional Cash Flow Information:

Cash paid for interest	$13,448	$1,447

Cash paid for income tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS JULY 31, 2005
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2005 are not necessarily indicative of results that may be expected for the year ended April 30, 2006.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2005 and for the year ended April 30, 2005.

NOTE B - INCOME PER SHARE:

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding, as under the treasury stock method, opinions and warrants are dilutive only when the average market price of common stock during the period is greater than the exercise price of the options and warrants.

NOTE C - OTHER MATTERS:

On June 30, 2005, the Company issued stock options to Angelo Napolitano in exchange for the benefits he has provided to the Company through his personal guarantee of the Company's bank loan, and the services rendered by Mr. Napolitano in his capacity as the Company's sole officer and director. The options expire 10 years after the date of the grant. The options entitle Mr. Napolitano to purchase up to 2,017,338 shares of the Company's common stock during the term of the options at an exercise price of $0.18 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarters of 2006 Fiscal Year v. First Quarters of 2005 Fiscal Year)

Rental Income. The Company's results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of the 2006 fiscal year was $83,000, compared with $96,000 in the first quarter of 2005. The decrease was due to the loss of a tenant. During the first three months of 2006 fiscal year, approximately 59% of the Company's warehouse was leased, compared to 78% during the same period of the 2005 fiscal year.

Hardware Sales (Net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. Net sales were $2,400 in 2006 and $1,000 in 2005.

Other Income. The Company generated other income of $5,000 in the first quarter of 2006 and $2,000 in 2005. Other income in 2006 and 2005 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $33,000 in the first quarter of 2006 and $25,000 in the first quarter of 2005. The principal components were management fees ($9,000 in both 2006 and 2005), real estate taxes ($11,000 in 2006 and $9,600 in 2005), depreciation and amortization ($3,800 in 2006 and $5,000 in 2005) and insurance ($4,600 in 2006 and $5,600 in 2005).

Administrative Expenses. The Company's administrative expenses were $8,000 in both 2006 and 2005. They primarily consist of accounting and legal fees ($3,900 in both 2006 and 2005), and shareholders expenses ($2,800 in 2006 and $2,300 in 2005).

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $13,000 in 2006 compared to $11,000 in 2005. The increase in the amount of interest was attributable to an increase in the prime rate. The loan bears interest at prime less ½%.

Provision for Income Taxes. The Company had a tax provision of $11,000 in 2006 compare to $19,000 in 2005.

Net Income. As a result of the foregoing factors, the Company had net income of $25,000 in the first quarter of 2006, compared to $36,000 in the first quarter of 2005.

Liquidity and Capital Resources

The Company's cash increased by $41,000 during the first three months of the 2006 fiscal year compared to an increase of $60,000 during the first three months of fiscal year 2005. The increase in cash in 2006 was due to cash flow from operations. As of July 31, 2005, the Company's cash position was approximately $900,000.

Current Operations

The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.

The Company's principal operating expenses consist of management and professional fees associated with the administration of the Company, interest expense on the Company's new mortgage loan, real estate taxes and insurance. At the present time, 59% of the Company's building is leased.

The Company's business plan also contemplates the acquisition of additional income-producing properties. The Company would seek to acquire such properties through a combination of financing from third parties, seller financing and issuance of the Company's equity securities.

The Company's business plan is subject to significant uncertainty. There can be no assurance that the Company will be able to maintain a level of tenants necessary to meet its debt service requirements and operating expenses. Furthermore, there can be no assurance that the Company will be able to locate or acquire suitable properties in order to expand its holdings of real property.

ITEM 3. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of July 31, 2005. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2005.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended July 31, 2005.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
Exhibit No.    Description

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On August 8, 2005, the Company filed a Form 8-K to report the entry into a material definitive agreement (Item 1.01).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.
(Registrant)

Dated: November 14, 2005	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer