Form 10QSB
period 2005-10-31
MILLER INDUSTRIES INC
filed 2006-01-11
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005

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
Yes   No X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2005 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
October 31, 2005

MILLER INDUSTRIES, INC.
BALANCE SHEETS
October 31, 2005
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,029,627
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost		$1,212,427
Less: Accumulated depreciation		805,122
Net book value		$407,305

Other Assets:
Cash	$929,112
Deferred Tax Asset	65,700
Prepaid expenses and other assets	8,424
Loan costs (less accumulated amortization of $15,808)	10,540
Total other assets		1,013,776
Total assets		$1,421,081

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and notes payable	$1,556,964
Accounts payable and accrued expenses	338,935
Tenant security deposits	62,149
Total liabilities		$1,958,048

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,126,507
Deficit	(1,812,607)
Total shareholders' deficiency		(536,967)
Total liabilities and shareholders' deficiency		$1,421,081
See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended October 31,
	2005	2004
Revenues:
Rental income	$69,265	$87,432
Hardware sales (net)	962	1,510
Other income	6,779	2,139

Total revenue	$77,006	$91,081

Expenses:
Rental expense (except interest)	$39,940	$33,588
Cost of hardware sales	-	693
Administrative	14,058	10,166
Interest	16,774	14,161
Total expenses	$70,772	$58,608
Income (loss) before tax provision	$6,234	$32,473

Provision (Credit) for Income Tax:
Federal income tax	$(1,000)	$8,000
State income tax	425	1,700

Total provision for income tax	$(575)	$9,700

Net income	$6,809	$22,773

Income per common share	$-	$.01

Average shares of common stock outstanding	2,982,662	2,982,662
See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

	Six Months Ended October 31,
	2005	2004
Revenues:
Rental income	$151,971	$183,271
Hardware sales (net)	3,316	2,458
Other income	11,745	3,790

Total revenue	$167,032	$189,519

Expenses:
Rental expense (except interest)	$72,463	$58,244
Cost of hardware sales	-	693
Administrative	22,037	17,861
Interest	30,222	25,578
Total expenses	$124,722	$102,376
Income (loss) before tax provision	$42,310	$87,143

Provision for Income Tax:
Federal income tax	$8,000	$24,000
State income tax	2,300	4,700

Total provision for income tax	$10,300	$28,700
Net income (loss)	$32,010	$58,443

Income per common share	$.01	$.02

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004
(UNAUDITED)

	Six Months Ended October 31,
	2005	2004
Cash Flows From Operating Activities:
Net Profit	$32,010	$58,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,276	6,030
Amortization	1,317	4,056
Changes in operating assets and liabilities	56,511	59,471
Net cash provided by operating activities	$96,114	$128,000

Cash Flows From Investing Activities:
Acquisition of property and equipment	$-	$(3,125)
Net cash (used in) investing activities	$-	$(3,125)

Cash Flows From Financing Activities:
Principal payments under borrowings	$(26,373)	$(27,552)
Addition to debt	-	-
Net cash provided by (used in) financing activities	$(26,373)	$(27,552)

Net increase in cash	$69,741	$97,323

Cash at the beginning of year	859,371	766,719
Cash at the end of year	$929,112	$864,042

Additional Cash Flow Information:
Cash paid for interest	$30,222	$25,578
Cash paid for income tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2005
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and the three month period ending October 31, 2005 are not necessarily indicative of results that may be expected for the year ended April 30, 2006.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2005 and for the year ended April 30, 2005.

NOTE B - INCOME PER SHARE:

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. The effect of stock options on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company's common stock at the average market price during the period. Loss per share is unchanged on a diluted basis since the Company has no potentially dilutive securities outstanding, as under the treasury stock method, options and warrants are dilutive only when the average market price of common stock during the period is greater than the exercise price of the options and warrants.

NOTE C - OTHER MATTERS

On June 30, 2005, the Company issued stock options to Angelo Napolitano in exchange for the benefits he has provided to the Company through his personal guarantee of the Company's bank loan, and the services rendered by Mr. Napolitano in his capacity as the Company's sole officer and director. The options expire in 10 years after the date of the grant. The Company granted options to Mr. Napolitano to purchase up to 2,017,338 shares of the Company's common stock during the term of the options at an exercise price equal to $0.18 per share.

On or about July 31, 2005, one of the Company's tenants vacated the premises without notice. Rental income under this tenant's lease was approximately $160,000 per year. The Company has commenced legal action to collect the lease payments from this tenant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2005 Fiscal Year Compared to Second Quarter of 2004 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the second quarter of the 2005 fiscal year was $69,000, compared with $87,000 in the second quarter of 2004. Rental income declined due to the loss of a tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $1,000 in 2005 and $1,500 in 2004. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $7,000 in the second quarters of 2005 and $2,000 in 2004. Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $40,000 in the second quarter of 2005 and $34,000 in the second quarter of 2004. The principal components were management fees ($9,000 in 2005 and $9,000 in 2004), taxes ($11,000 in 2005 and 2004), depreciation and amortization ($8,000 in 2005 and $10,000 in 2004) and insurance ($5,000 in 2005 and 2004). The $6,000 increase in 2005 was due to higher utility costs.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in the second quarter of 2005 and $1,000 in the second quarter of 2004.

Administrative Expenses

The Company's administrative expenses were $14,000 in 2005, compared to $10,000 in 2004. They primarily consist of accounting and legal fees ($8,000 in 2005 compared to $6,000 in 2004), and shareholders expenses ($4,000 in 2005 and $3,000 in 2004).

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $17,000 in 2005 compared to $14,000 in 2004. The decease in the amount of interest was attributable to a decline in the prime rate. The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a credit for income tax of $1,000 in 2005, compared to a provision of $10,000 in 2004, based upon the Company's income during the quarters.

Net Income

As a result of the foregoing factors, the Company had net income of $7,000 in the second quarter of 2005, compared to net income of $23,000 in the second quarter of 2004.

Results of Operations (First Half of 2005 Fiscal Year Compared to First Half of 2004 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first half of the 2005 fiscal year was $152,000, compared with $183,000 in the first half of 2003. Rental income declined due to the loss of a tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $3,000 in the first half of 2005 and $2,000 in 2004. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $12,000 in the first half of 2005 and $4,000 in the first half of 2004. Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $72,000 in the first half of 2005 and $58,000 in the first half of 2004. The principal components were management fees ($18,000 in 2005 and $18,000 in 2004), taxes ($22,000 in 2005 and $21,000 in 2004), depreciation and amortization ($7,500 in 2005 and $10,000 in 2004) and insurance ($9,000 in 2005 and $11,000 in 2004). The $14,000 increase in 2005 was due to the higher taxes, repairs and utility costs.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were negligible in the first half of 2005 and $1,000 in the first half of 2004.

Administrative Expenses

The Company's administrative expenses were $22,000 in the first half of 2005, compared to $18,000 in 2004. They primarily consist of accounting and legal fees ($12,000 in 2005 compared to $10,000 in 2004), and shareholders expenses ($7,000 in 2005 and $5,000 in 2004).

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $30,000 in the first half of 2005 compared to $25,000 in 2004. The increase in the amount of interest was attributable to an increase in the prime rate. The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a provision of $10,000 in the first half of 2005, and $29,000 in the first half of 2004, based upon the Company's income during these periods.

Net Income

As a result of the foregoing factors, the Company had net income of $32,000 in the first half of 2005, compared to net income of $58,000 in the first half of 2004.

Liquidity and Capital Resources

The Company's cash increased by $70,000 during the first six months of the 2005 fiscal year compared with an increase of $97,000 during the first six months of fiscal year 2004. The increase in cash in 2005 was due to cash flow from operations. As of October 31, 2005, the Company's cash position was approximately $929,000.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2005. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2005.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2005.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: December 29, 2005	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer