Form 10KSB/A
period 2005-04-30
MILLER INDUSTRIES INC
filed 2006-03-07
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 2005

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Name of Small Business Issuer in its Charter)

Florida	59-0996356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. EmployerIdentification No.)

16295 N.W. 13th Ave., Miami, Florida 33169
(Address of Principal Executive Offices)

(305) 621-0501
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b)of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:

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

Amendment to Form 10-KSB

The Company has filed this amendment to its Form 10-KSB for the fiscal year ended April 30, 2005 in order to amend its response to Item 8A and to file amended versions of the certificates set forth in Exhibits 31.1 and 31.2.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2005. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2005.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2005.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 6th day of March, 2006.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 6th day of March, 2006.

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

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2005 AND 2004

	Years Ended April 30,
Revenues:	2005	2004
Rental Income	$344,198	$268,633
Hardware Sales (Net)	9,321	19,044
Other Income	11,079	6,680

Total Revenue	$364,598	$294,357

Expenses:
Rental Expense (Except Interest)	$112,722	$142,258
Cost of Hardware Sales	5,108	5,477
Administrative	50,281	54,680
Interest	63,433	64,478
Total Expenses	$231,544	$266,893
Income Before Tax Provision	$133,054	$27,464

Provision (Benefit) for Income Tax:
Federal Income Tax	$32,394	$3,934
State Income Tax	7,043	1,235
Provision for Income Tax Before Realization of Prior Years' Tax Benefit	$39,437	$5,169
Tax Benefits on Net Operating Loss Carryforward - Change in Valuation Allowance	(71,437)	(49,169
Total Provision for Income Tax (Net of Tax Benefits)	$(32,000)	$(44,000
Net Income	$165,054	$71,464

Income per Common Share	$.06	$.02
Weighted Average Shares of Common Stock Outstanding (Basic and Diluted)	2,982,662	2,982,662

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

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2005 AND 2004

	Common Stock
Shares Issued		Amount	Additional Paid-In Capital	(Deficit )	Total
Balance at April 30, 2003	2,982,662	$149,133	$1,126,507	$(2,081,135)	$(805,495)
Net Income - 2004	-	-	-	71,464	71,464
Balance at April 30, 2004	2,982,662	$149,133	$1,126,507	$(2,009,671)	$(734,031)
Net Income - 2005	-	-	-	165,054	165,054
Balance at April 30, 2005	2,982,662	$149,133	$1,126,507	$(1,844,617)	$(568,977)

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
$ 1,583,337	$ 1,636,709

2. Insurance Premium Note Payable -

9.00% insurance premium financing, payable in monthly installments of $1,290 (including interest) through October 2005	7,539	11,941
Total Notes Payable	$ 1,590,876	$ 1,648,650

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2006	60,851
2007	55,622
2008	58,033
2009	60,548
2010	1,355,822
Thereafter	-
Total	$1,590,876

Land, buildings and improvements, and insurance policies with an approximate cost of $1,208,000 and an approximate net book value of $421,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2005	2004
Current	$ 37,541	$ 4,693
Deferred	1,896	476
Tax Benefit of Net Operating Loss Carryforward	(71,437)	(49,169)
Total	$ (32,000)	$(44,000)

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at April 30, 2005 and 2004 are as follows:

	2005	2004
Properties and Equipment principally due to depreciation	$ 53,304	$ 54,988
Net operating loss carryforwards	752,915	800,884
Total gross deferred tax assets	$ 806,219	$ 855,872
Less: Valuation allowance	730,219	811,872
Net Deferred Tax Asset	$ 76,000	$ 44,000

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

At April 30, 2005, the Company had approximately $2,130,000 of Federal and State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards are available indefinitely. The Federal net operating loss carryforwards will expire as follows:

2006	$ 307,000
2007	1,083,000
2008	205,000
2009	132,000
2011	100,000
2012	68,000
2013	105,800
2019	200
Total	$2,001,000

At April 30, 2005, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2005 and 2004 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2005		2004
	Amount	Per cent of Pre-Tax Income	Amount	Per cent of Pre-Tax Income
Income before provision for income taxes	$ 133,054	100%	$ 27,464	100%

Computed expected tax expense	45,238	34%	9,338	34%
Federal tax (benefit) of State Income Tax	(2,395)	(2)	(420)	(2)
Surtax Exemption	(10,449)	(8)	(4,984)	(18)

Federal Tax Before Tax Benefits	$ 32,394	24%	$ 3,934	14%
Tax Benefits of Net Operating Loss Carryforwards Change in Valuation Allowance	(59,722)	(45)	(41,510)	(151)
Actual Federal Tax (Benefits)	$(27,328)	(21)%	$(37,576)	(137)%

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

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2006	$ 360,000
2007	$ 313,000
2008	$ 160,500
2009	$ 160,500
Thereafter	$174,000
NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:	2005	2004
Depreciation and Amortization	$ 17,927	$ 20,173
Insurance	20,906	21,337
Leasing Expenses	1,762	3,524
Management Fees	36,000	36,000
Outside Services	2,357	1,500
Repairs and Maintenance	2,375	16,917
Utilities	3,082	8,808
Taxes	28,313	33,999
Totals	$ 112,722	$ 142,258

NOTE F - Administrative Expenses

Administrative expenses consisted of:	2005	2004
Accounting and Legal	$ 31,843	$ 33,120
Office Supplies/Postage/Other	1,610	5,093
Stockholders' Expenses	12,807	12,558
Telephone	4,021	3,909

Totals	$ 50,281	$ 54 680

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