Form 10QSB
period 2006-01-31
MILLER INDUSTRIES INC
filed 2006-04-06
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-0996356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16295 N.W. 13th Avenue. Miami, Florida 33169
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

Yes   No X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2006 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
January 31, 2006

PART II:	OTHER INFORMATION
	Items 1 to 6	10
	Signatures	11

MILLER INDUSTRIES, INC.
BALANCE SHEETS
January 31, 2006
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,029,627
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,212,427
Less: Accumulated Depreciation		808,260
Net Book Value		$404,167

Other Assets:
Cash	$933,295
Deferred Tax Asset	59,750
Prepaid Expenses and Other Assets	33,862
Deferred Lease Incentive (Net of Accumulated Amortization of $28,192)	15,202
Loan Costs, Less Accumulated Amortization of $16,467	9,881
Total Other Assets		1,051,990
Total Assets		$1,456,157

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,546,185
Accounts Payable and Accrued Expenses	347,155
Tenant Security Deposits	82,849
Total Liabilities		$1,976,189

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,126,507
Deficit	(1,795,672)
Total Shareholders' Deficiency		(520,032)
Total Liabilities and Shareholders' Deficiency		$1,456,157

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
(UNAUDITED)
	Nine Months Ended January 31,
	2006	2005
Revenues:
Rental Income	$240,156	$261,029
Hardware Sales (Net)	3,876	2,631
Other Income	19,539	6,939

Total Revenue	$263,571	$270,599

Expenses:
Rental Expense (Except Interest)	$106,448	$77,246
Cost of Hardware Sales	-	693
Administrative	37,434	29,738
Interest	54,494	43,054
Total Expenses	$198,376	$150,731
Income Before Tax Provision	$65,195	$119,868

Provision for Income Tax:
Federal Income Tax	$12,750	$31,000
State Income Tax	3,500	6,300

Total Provision for Income Tax (Net of Tax Benefits)	$16,250	$37,300

Net Income	$48,945	$82,568

Income per Common Share (Basic and Diluted)	$.02	$.03

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended January 31,
	2006	2005
Revenues:
Rental Income	$88,185	$77,758
Hardware Sales (Net)	560	173
Other Income	7,794	3,149

Total Revenue	$96,539	$81,080

Expenses:
Rental Expense (Except Interest)	$33,985	$27,166
Administrative	15,397	11,877
Interest	24,272	17,476
Total Expenses	$73,654	$56,519
Income (Loss) Before Tax Provision	$22,885	$24,561

Provision (Credit) for Income Tax:
Federal Income Tax	$4,750	$5,000
State Income Tax	1,200	1,300

Total Provision for Income Tax	$5,950	$6,300

Net Income	$16,935	$18,261

Income per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005
(UNAUDITED)

	Nine Months Ended January 31,
	2006	2005
Cash Flows From Operating Activities:

Net Income	$48,945	$82,568
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	9,414	9,045
Amortization	2,776	4,716
Changes in Operating Assets and Liabilities	65,943	58,360
Net Cash Provided by Operating Activities	$127,078	$154,689

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$(16,002)	$(3,125)
Net Cash (Used in) Investing Activities	$(16,002)	$(3,125)

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(37,152)	$(40,394)
Addition to Debt	-	-

Net Cash Provided by (Used in) Financing Activities	$(37,152)	$(40,394)

Net Increase in Cash	$73,924	$111,170

Cash at the Beginning of Year	859,371	766,719
Cash at the End of Year	$933,295	$877,889

Additional Cash Flow Information:
Cash Paid for Interest	$54,494	$43,054
Cash Paid for Income Tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2006
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and the nine month period ending January 31, 2006 are not necessarily indicative of results that may be expected for the year ended April 30, 2006.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2005 and for the fiscal year ended April 30, 2005.

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

On or about July 31, 2005, a tenant vacated premises which the tenant had leased from the Company without notice. Rental income that was terminated was approximately $160,000 per year. The Company has commenced legal action to collect the lease payments from this tenant.

Effective January 1, 2006, a new tenant signed a five year lease for approximately 24,000 square feet at an average annual rental of approximately $143,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Three Quarters of 2006 Fiscal Year v. First Three Quarters of 2005 Fiscal Year)

Rental Income. The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first three quarters of the 2006 fiscal year was $240,000, compared with $261,000 in the first three quarters of 2005. The decrease was due to the loss of a tenant in July 2005.

Hardware Sales. The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $3,900 in 2006 and $2,600 in 2005.

Other Income. The Company generated other income of $19,500 in the first three quarters of 2006 and $7,000 in 2005. Other income in 2006 and 2005 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $106,000 in the first three quarters of 2006 and $77,000 in the first three quarters of 2005. The principal components were management fees ($27,000 in 2006 and $27,000 in 2005), real estate taxes ($28,000 in 2006 and $32,000 in 2005), depreciation and amortization ($12,000 in 2006 and $15,000 in 2005) and insurance ($18,000 in 2006 and $17,000 in 2005).

Cost of Hardware Sales. The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in the first three quarters of 2006 and $1,000 in the first three quarters of 2005.

Administrative Expenses. The Company's administrative expenses were $37,000 in 2006, compared to $30,000 in 2005. They primarily consist of accounting and legal fees ($22,000 in 2006 compared to $18,000 in 2005), and shareholders expenses ($11,000 in 2006 and $8,000 in 2005).

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $54,000 in 2006 compared to $43,000 in 2005. The increase in the amount of interest was attributable to an increase in the prime rate. The loan bears interest at prime less ½%.

Provision for Income Taxes. The Company had a tax provision of $16,000 in 2006. In 2005, the Company had a tax provision of $37,000.

Net Income. As a result of the foregoing factors, the Company had net income of $49,000 in the first three quarters of 2006, compared to $85,000 in the first three quarters of 2005.

Results of Operations (Third Quarter of 2006 Fiscal Year v. Third Quarter of 2005 Fiscal Year)

Rental Income. Rental income during the third quarter of the 2006 fiscal year was $88,000, compared with $78,000 in the third quarter of 2005. This increase was due to the addition of a new tenant in January 2006.

Hardware Sales. Hardware sales were less than $1,000 in the third quarter of 2006 and 2005.

Other Income. The Company generated other income of $7,800 in the third quarter of both 2006 and $3,200 in 2005. Other income in 2006 and 2005 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). Rental expense was $34,000 in the third quarter of 2006 and $27,000 in the third quarter of 2005. The principal components were management fees ($9,000 in 2006 and $9,000 in 2005), taxes ($6,000 in 2006 and $11,000 in 2005), depreciation and amortization ($4,600 in 2006 and $6,000 in 2005) and insurance ($9,500 in 2006 and $6,000 in 2005).

Administrative Expenses. The Company's administrative expenses were $15,000 in 2006, compared to $12,000 in 2005. They primarily consist of accounting and legal fees ($10,000 in 2006 compared to $8,000 in 2005), and shareholders expenses ($3,000 in both 2006 and 2005).

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $24,000 in 2006 compared to $17,000 in 2005. The increase in the amount of interest was attributable to an increase in the prime rate.

Provision for Income Taxes The Company recorded a provision for income tax of $6,000 in 2006 and 2005.

Net Income. As a result of the foregoing factors, the Company had net income of $17,000 in the third quarter of 2006, compared to $18,000 in the third quarter of 2005.

Liquidity and Capital Resources

The Company's cash increased by $14,000 during the first nine months of the 2006 fiscal year compared with an increase of $111,000 during the first nine months of fiscal year 2005. The increase in cash in 2006 was due to cash flow from operations. As of January 31, 2006, the Company's cash position was approximately $933,000.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2006. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2006.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2006.

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

MILLER INDUSTRIES, INC.

Dated: March 29, 2006	By:	/s/ Angelo Napolitano
Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer