Form 10KSB
period 2006-04-30
MILLER INDUSTRIES INC
filed 2006-11-07
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 2006

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
Yes   No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer's revenues for its most recent fiscal year: $469,000.

As of April 30, 2006, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value.

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of November 1, 2006) was approximately $222,168.

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

Employees

The Company had no employees during the 2006 and 2005 fiscal years.

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

Financing

At April 30, 2006, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,535,000. The loan accrues interest at prime less 1/2% and is payable in monthly installments of $11,683, with a balloon payment of $1,306,000 due October 2009. The loan is secured by the Company's land and building and a partial guarantee of the Company's president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $5.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

The following table sets forth a summary of leases at the Company's building in effect on April 30, 2006:

Termination Date	Square Feet	Annual Rent	Rent Per Square Foot
February 2010	38,489	$205,000	$5.33
December 2010	23,767	$119,000	$5.00
Both of the leases listed above were in effect at the beginning of the 2006 fiscal year and were renewed during the year.

In addition to the leases listed above, the Company entered into a five-year lease effective June 1, 2005 at a monthly rental of approximately $13,500 or $160,500 per year. During July 2005, the tenant vacated the building and failed to pay any additional rent, resulting in a bad debt write -off of approximately $70,000 for the fiscal year 2006. On February 9, 2006, the Circuit Court for Miami-Dade County entered a default final judgment in favor of the Company and against the former tenant in the amount of $58,700. Legal counsel has been unable to locate any assets of the former tenant that may be sold to satisfy the judgment in whole or in part. Therefore, no recovery was recorded based on the judgment.

After the end of the 2006 fiscal year, approximately 62% of the building was leased. After April 30, 2006, the Company entered into an additional lease for approximately 20,000 square feet with an annual rent of approximately $140,000. The Company is continuing to seek new tenants for its remaining unoccupied space.

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2006 were approximately $38,000.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the over-the-counter market under the symbol "MLLS".

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE	CLOSING BID
2006	HIGH	LOW
5/1/05 - 7/31/05	$.05	$.05
8/1/05 - 10/31/05	$.05	$.20
11/1/06 - 1/31/06	$.09	$.13
2/01/06 - 4/30/06	$.09	$.09

FYE	CLOSING BID
2005	HIGH	LOW
5/1/04 - 7/31/04	$.07	$.05
8/1/04 - 10/31/04	$.05	$.05
11/1/04 - 1/31/05	$.05	$.05
2/1/05 - 4/30/05	$.05	$.05

As of November 1, 2006, there were 472 holders of record of the Company's common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

The following table presents information regarding the Company's equity compensation plans at April 30, 2006:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders (1)	2,017,338 shares	$0.18	-
Total	2,017,338 shares	$0.18	-

(1) On June 30, 2005, the Company granted Mr. Napolitano stock options in recognition of the substantial benefits provided to the Company by Mr. Napolitano through his personal guaranty of the Company’s bank loan as well as the services in which he has rendered to the Company in his capacity as the Company’s sole officer and director. Under the terms of the option agreement, Mr. Napolitano has the right to purchase up to 2,017,338 shares of the Company’s common stock at a price of $0.18 per share. The options may be exercised at any time during the ten year term of the options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2006 compared to 2005)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2006 was $437,000, compared with $344,000 in 2005. The increase in rental income was due to a higher level of occupancy at the building.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales were $4,000 in 2006 compared to $9,000 in 2005. The sales decrease was due to a decrease in demand for replacement parts.

Other Income

The Company generated other income of $28,000 in 2006, compared to $11,000 in 2005. Other income in 2006 and 2005 principally consisted of interest income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $285,000 in 2006 and $113,000 in 2005. The principal components were management fees ($36,000 in both 2006 and in 2005), taxes ($38,000 in 2006 and $28,000 in 2005), depreciation and amortization ($17,000 in 2006 and 18,000 in 2005), repairs and maintenance ($9,000 in 2006 and $2,000 in 2005) and insurance ($31,000 in 2006 and $21,000 in 2005).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $4,000 in 2006 and $5,000 in 2005.

Administrative Expenses

The Company's administrative expenses were $51,000 in 2006, compared to $50,000 in 2005. Administrative expenses increased due to higher shareholders expenses ($14,000 in 2006 and $13,000 in 2005).

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $84,000 in 2006 compared to $63,000 in 2005. The increase was attributable to an increase in the prime rate, which reduced the interest on the Company's mortgage loan.

Provision for Income Taxes

The Company recorded a provision for income tax of $9,000 in 2006, compared to $39,000 in 2005, based upon the Company's income during these years. The level of these taxes was directly attributable to the level of net income before taxes. These amounts were completely offset by the carryforward of the Company's net operating losses.

Net Income

As a result of the foregoing factors, the Company had net income of $140,000 in 2006, compared to $165,000 in 2005.

Liquidity and Capital Resources

The Company's cash increased by $81,000 during fiscal year 2006 compared with an increase of approximately $93,000 during fiscal year 2005. The increase in 2006 in cash was primarily due to positive cash flow from operations. The Company expended approximately $16,000 for improvements to its building. As of April 30, 2006, the Company's cash position was approximately $940,000.

At April 30, 2006, the Company's principal financing consisted of a loan with a principal balance of $1,535,000 from a third party lender, secured by a lien on the Company's building. The loan bears interest at prime less 1/2%. It is payable $11,683 per month, with a balloon payment October 2009 in the approximate amount of $1,306,000. The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company's obligations to make payments under existing, material contracts consists of the following:

•
The Company is obligated to make payments under its existing mortgage loan. At April 30, 2006, the outstanding balance of the loan was $1,535,000. The loan bears interest at prime less 1/2%. The loan is repayable in monthly installments of approximately $11,683, with a balloon payment of approximately $1,306,000 due in October 2009.

•
The Company has agreed to pay Harnap Corp., a corporation controlled by the Company's president and principal shareholder, $3,000 per month for management fees. Accrued fees as of April 30, 2006 were $245,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company's financial statements, which are presented elsewhere in this Form 10-KSB, have been applied consistently as at April 30, 2006 and 2005, and for the years ended April 30, 2006 and 2005. The Company's representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company's critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company's contractual obligations, including certain on-balance sheet obligations, at April 30, 2006:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long Term Debt	$1,548,639	$58,941	$100,053	$1,389,645	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Debt
TOTAL	$1,548,639	$58,941	$100,053	$1,389,645	-

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2006. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2006.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2006.

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

Angelo Napolitano, age 70 has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners' association for the industrial park in which the Company's building is located.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in fiscal 2006 received compensation in excess of $100,000 in 2006.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2006	$36,000	2,017,338
	2005	$36,000	-
	2004	$36,000	-

(1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Options Granted in 2006

The following table sets forth information on stock options granted by the Company in the 2006 fiscal year to the executive officer listed above.

(Individual Grants)

NAME	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in 2003	Exercise Price ($/Shares)	Expiration Date

Angelo Napolitano	2,017,338	100.0%	$0.18	06/30/15

Aggregate Option Exercises in 2006 and Fiscal Year-End Option Values

The following table sets forth information with respect to the exercise of options in the 2006 fiscal year and the value of unexercised options held as of the end of the 2006 fiscal year held by the executive officer listed above.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/06	Value of Unexercised In-the-Money Options at 4/30/06 ($)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Angelo Napolitano	--	--	2,017,338 / 0	$- / $-

Management Agreement

In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board. As of April 30, 2006, accrued management fees totaled $245,000.

Compensation of Directors

No amounts were paid to directors during the 2006 fiscal year for services as directors.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of November 1, 2006, the following persons beneficially owned 5% or more of the common stock of the Company:

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

The shares of common stock beneficially owned by the Company's sole director and executive officer as of October 20, 2006 were as follows:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation ("NRC") with respect to the lease of the Company's building. The President of NRC is the son of Mr. Angelo Napolitano, the Company's President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. No commissions were paid under this agreement for the 2006 fiscal year.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets As of April 30, 2006 and 2005

Statements of Operations and (Deficit) for Years ended April 30, 2006 and 2005

Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 2006 and 2005

Statements of Cash Flows for Years ended April 30, 2006 and 2005

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

There were no reports on Form 8-K for the three months ended April 30, 2006.

The Company filed a Form 8-K on August 1, 2006, with respect to certain stock options granted to an officer (Item 1.01).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on the 1st day of November, 2006.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of November, 2006.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2006 and 2005, and the related statements of operations, shareholders' deficiency, and cash flows for each of the two years in the period ended April 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2006 and 2005 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE Certified Public Accountant
Miami, Florida July 1, 2006

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2006 AND 2005

ASSETS
Investment Property:	2006	2005
Land	$161,443	$161,443
Building and Improvements	1,029,627	1,029,627
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,212,427	$1,212,427
Less: Accumulated Depreciation	811,715	798,846
Net Book Value	$400,712	$413,581

Other Assets:
Cash	$940,236	$859,374
Prepaid Expenses and Other Assets	29,012	17,340
Deferred Lease Incentive (Net of Accumulated Amortization of $28,459 in 2006 and $27,392 in 2005)	14,935	-
Loan Costs, Less Accumulated Amortization of $17,126 and $14,491 in 2006 and 2005, respectively	9,222	11,857
Deferred Tax Assets	170,000	76,000
Deferred Rent Receivable	7,922	-
Total Other Assets	$1,171,327	$964,571
TOTAL ASSETS	$1,572,039	$1,378,152

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Liabilities:
Mortgages and Notes Payable	$1,548,639	$1,590,876
Accounts Payable and Accrued Expenses	326,168	320,225
Tenant's and Customer Deposits	60,741	36,028
Total Liabilities	$1,935,548	$1,947,129

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133	$149,133
Paid-in capital	1,191,929	1,126,507
Deficit	(1,704,571)	(1,844,617)
Total Shareholders' Deficiency	$(363,509)	$(568,977)
Total Liabilities and Shareholders' Deficiency	$1,572,039	$1,378,152

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2006 AND 2005

	Years Ended April 30,
	2006	2005
Revenues:
Rental Income	$436,550	$344,198
Hardware Sales (Net)	4,172	9,321
Other Income	27,999	11,079

Total Revenue	$468,721	$364,598

Expenses:
Rental Expense (Except Interest)	$284,579	$112,722
Cost of Hardware Sales	3,674	5,108
Administrative	50,825	50,281
Interest	83,597	63,433
Total Expenses	$422,675	$231,544
Income Before Tax Provision	$46,046	$133,054

Provision (Benefit) for Income Tax:
Federal Income Tax	$6,568	$32,394
State Income Tax	2,258	7,043
Provision for Income Tax Before Realization of Prior Years' Tax Benefit	$8,826	$39,437
Tax Benefits on Net Operating Loss Carryforward - Change in Valuation Allowance	(102,826)	(71,437)

Total Provision for Income Tax (Net of Tax Benefits)	$(94,000)	$(32,000)

Net Income	$140,046	$165,054

Income per Common Share	$.05	$.06

Weighted Average Shares of Common Stock Outstanding (Basic and Diluted)	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2006 AND 2005

	Years Ended April 30,
	2006	2005
Cash Flows From Operating Activities:

Net Income	$140,046	$165,054
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	12,869	12,553
Amortization	3,702	5,374
Deferred Tax Asset Valuation Adjustment	(94,000)	(32,000)
Non-cash Compensation (value of stock option grant)	65,422	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses and Other	(19,594)	1,657
Increase (Decrease) in Accounts Payable and Accruals	5,943	9,661
Increase (Decrease) in Tenant Security Deposits	24,713	(8,746)

Net Cash Provided by Operating Activities	$139,101	$153,553

Cash Flows From Investing Activities:
Acquisition of Property, Equipment and Intangible	$(16,002)	$(3,125)

Net Cash (used by) Investing Activities	$(16,002)	$(3,125)

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(62,115)	$(68,958)
Proceeds from Borrowings	19,878	11,184
Net Cash Provided by (used by) Financing Activities	$(42,237)	$(57,774)

Net Increase in Cash and Cash Equivalents	$80,862	$92,654

Cash and Cash Equivalents at the Beginning of Year	859,374	766,720
Cash and Cash Equivalents at the End of Year	$940,236	$859,374

Additional Cash Flow Information:
Cash Payments during the Year
Interest	$82,467	$62,979
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS' DEFICIENCY
YEARS ENDED APRIL 30, 2006 AND 2005

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	(Deficit)	Total
Balance at April 30, 2004	2,982,662	$149,133	$1,126,507	$(2,009,671)	$(734,031)
Net Income - 2005	-	-	-	165,054	165,054
Balance at April 30, 2005	2,982,662	$149,133	$1,126,507	$(1,844,617)	$(568,977)
Share Based Compensation in connection with Stock Option granted June 30, 2005	-	-	65,422	-	65,422
Net Income - 2006	-	-	-	140,046	140,046
Balance at April 30, 2006	2,982,662	$149,133	$1,191,929	$(1,704,571)	$(363,509)

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006 AND 2005

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

Real property and equipment, with an original cost of approximately $720,000, have been fully depreciated at April 30, 2006.

3.	Deferred Cost -

Deferred lease incentive and loan costs are carried at cost. The Company amortizes these assets on a straight line basis up to 10 years. Deferred Rent Receivable is recoverable over the period of the lease.

4.	Income Taxes -

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse.

5.	Earnings Per Share -

Basic earnings per share is computed based on the weighted-average number of common shares outstanding, during each year and excludes any potential dilution. Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company's case include shares issuable under the stock option agreement. The Company's outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive. At April 30, 2006, potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares.

6.	Cash -

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents.

The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2006 and 2005, the Company's uninsured cash balances approximated $840,000 and $760,000, respectively.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -

The Company is subject to credit risk arising from the concentration of its tenant income because the income from each tenant represents more than 10% of the Company's revenue.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The adoption of this standard does not have an effect on the Company's reported net earnings for fiscal 2006 and 2005 as there is no additional comprehensive income under the statement.

13.	Long Lived Assets -

In August 2001, the Financial Accounting Standards Board ("FASB") approved SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 replaces SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 144 on May 1, 2002, as required, and the statement is not expected to have a material impact on the Company's results of operations or financial position. Under SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values. The respective fair values of the Company's long-lived assets exceed their carrying amounts at April 30, 2006 based on a quoted market price.

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

In December 2004, the FASB issued SFAS 123R, Share-Based Payment. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123 and Accounting Principles Board option 25. The Company elected to early adopt SFAS 123R on April 30, 2006. The adoption of SFAS 123R resulted in additional compensation expense of approximately $65,000 for fiscal 2006.

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

Advertising costs are charged to operations in the period incurred. The Company has not incurred any advertising costs for fiscal 2006 and 2005.

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

In December 31, 2004, the FASB issues SFAS No. 153 which eliminated the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Non-Monetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are applicable for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material impact on the Company's financial position of results of operations.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate prospectively, and corrections of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in financial years beginning after June 1, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's financial condition of results of operations.

NOTE B - Mortgage and Notes Payable

Principal balances outstanding and details of notes payable are summarized as follows:

1. Mortgage Payable -

	2006	2005
6 1/4% (prime less 1/2%) note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company's Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $11,683 (including interest) with a final payment of approximately $1,306,000 due October 2009.	$1,535,237	$1,583,337

2. Insurance Premium Note Payable -

9.13% insurance premium financing, payable in monthly installments of $2,293 (including interest) through October 2006	13,402	7,539
Total Notes Payable	$1,548,693	$1,590,876

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2007	$58,941
2008	48,468
2009	51,585
2010	54,903
2010	1,334,742
Thereafter	-
Total	$1,548,639

Land, buildings and improvements, and insurance policies with an approximate cost of $1,224,000 and an approximate net book value of $424,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2006	2005

Current	$27,772	$37,541
Deferred	(18,946)	1,896
Tax Benefit of Net Operating Loss Carryforward	(102,826)	(71,437)
Total	$(94,000)	$(32,000)

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at April 30, 2006 and 2005 are as follows:

	2006	2005
Properties and Equipment principally due to depreciation	$51,064	$53,304
Compensation - Value of Stock Option Granted	24,599	-
Net operating loss carryforwards	637,010	752,915
Total gross deferred tax assets	$712,673	$806,219
Less: Valuation allowance	542,673	730,219
Net Deferred Tax Asset	$170,000	$76,000

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was decreased by approximately $188,000 for 2006.

At April 30, 2006, the Company had approximately $1,694,000 of Federal and State net operating loss carryforwards available to offset future taxable income. The State loss carryforwards are available indefinitely. The Federal net operating loss carryforwards will expire as follows:

2007	$1,083,000
2008	205,000
2009	132,000
2011	100,000
2012	68,000
2013	105,800
2019	200
Total	$1,694,000

At April 30, 2006, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2006 and 2005 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2006		2005
	Amount	Per cent of Pre-Tax Income	Amount	Per cent of Pre-Tax Income
Income before provision for income taxes	$46,046	100%	$133,054	100%

Computed expected tax expense	$15,656	34%	$45,238	34%
Federal tax (benefit) of State Income Tax	(768)	(1)	(2,395)	(2)
Surtax Exemption	(8,320)	(18)	(10,449)	(8)

Federal Tax Before Tax Benefits	$6,568	15%	$32,394	24%
Tax Benefits of Net Operating Loss Carryforwards Change in Valuation Allowance	(86,844)	(190)	(59,722)	(45)

Actual Federal Tax (Benefits)	$(80,276)	(175)%	$(27,328)	(21)%

NOTE D - Rental Income

The Company leased offices and warehouse space for distribution during fiscal 2006 to three unrelated third parties under leases that expire in fiscal 2007 and 2011. Rental income approximated $437,000 and $344,000 for fiscal 2006 and 2005, respectively. Rental income from the three Company's tenants amounted to 100% of total rental income in 2006 and 2005, respectively.

On April 11, 2005, a tenant signed a five-year lease effective June 1, 2005 at a monthly rental of approximately $13,500 or $160,500 per year. During July 2005, the tenant vacated the building and failed to pay any additional rent, resulting in a bad debt write -off of approximately $70,000 for the fiscal year 2006. On February 9, 2006, the Circuit Court for Miami-Dade County entered a default final judgment in favor of the Company and against the former tenant in the amount of $58,700. Legal counsel has been unable to locate any assets of the former tenant that may be sold to satisfy the judgment in whole or in part. Therefore, no recovery was recorded based on the judgment.

On December 19, 2005, the identical space was leased to a new tenant for five years effective January 1, 2006 at an approximate monthly rental of $11,900 or $143,000 per year.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2007	$300,000
2008	$143,000
2009	$143,000
2019	$143,000
Thereafter	$94,000

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:	2006	2005
Bad Debt - Provision	$ 70,136	$ -
Depreciation and Amortization	16,572	17,927
Insurance	31,247	20,906
Leasing Expenses	-	1,762
Management Fees	36,000	36,000
Officer's Compensation - Value of Stock Option	65,422	-
Outside Services	1,840	2,357
Repairs and Maintenance	8,984	2,375
Utilities	16,244	3,082
Taxes	38,134	28,313
Totals	$ 284,579	$ 112,722

NOTE F - Administrative Expenses

Administrative expenses consisted of:	2006	2005
Accounting and Legal	$ 31,506	$ 31,843
Office Supplies/Postage/Other	1,347	1,610
Stockholders' Expenses	14,420	12,807
Telephone	3,552	4,021

Totals	$ 50,825	$ 50,281

NOTE G - Related Party Transactions

Management fees in the amount of $36,000 per year were incurred by the Company for 2006 and 2005 to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Harnap Corp. was reimbursed for bookkeeping services and repair services during fiscal 2006 for approximately $9,000. Included in accounts payable is approximately $245,000 for 2006 and 2005, owed to Harnap Corp.

NOTE H - Stock Option Agreement

On June 30, 2005, the Company issued stock options to Angelo Napolitano in exchange for the benefits he has provided to the Company through his personal guarantee of the Company's bank loan, and the services rendered by Mr. Napolitano in his capacity as the Company's sole officer and director. The options vest 100% at the grant date and expire in 10 years from the grant date. The Company granted options to Mr. Napolitano to purchase up to 2,017,338 shares of the Company's common stock during the term of the options at a price equal to $0.18 per share (Exercise Price).

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

2006
Stock Price	$0.05
Strike Price	0.18
Expected Life	9.17 Years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

A summary of the status of the Company's Stock Option Agreement as of April 30, 2006 and 2005, and changes during the years then ended were as follows:

	2006		2005
	Shares subject to Option	Exercise Price Per Share	Shares Subject to Option	Exercise Price Per Share
Outstanding, May 1	$-	$-	$-	$-
Granted	2,017,338	0.18	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable, April 30	2,017,388	0.18	-	-

The following summarized information concerning currently outstanding and exercisable options at April 30, 2006.

	Options Outstanding/Exercisable
Exercise Price	Number Outstanding at 4/30/06	Average Remaining Life
$0.18	2,017,338	9.2

NOTE I - Commitments, Contingencies, Subsequent Events and Other Matters

Change in Accounting Estimates -

During December 2004, the Company made a change in accounting estimates with respect to tenant's reimbursement of insurance and real estate tax expenses. The total change approximated $14,500 of which $8,200 is applicable to prior years and approximately $6,300 is applicable to the year ended April 30, 2005.