Form 10QSB
period 2006-07-31
MILLER INDUSTRIES INC
filed 2007-05-30
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006

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

Yes   No X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of July 31, 2006 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
July 31, 2006

INDEX

Page No.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of July 31, 2006	3
Balance Sheet of April 30, 2006	4
Statement of Operations - Three Months Ended July 31, 2006 and 2005	5
Statement of Cash Flows - Three Months Ended July 31, 2006 and 2005	6
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	8
Item 3. Controls and Procedures	9

PART II: OTHER INFORMATION
Items 1 to 6	10
Signatures	11

MILLER INDUSTRIES, INC.
BALANCE SHEETS
July 31, 2006
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,029,627
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost		$1,212,427
Less: Accumulated depreciation		814,854
Net book value		$397,573

Other Assets:
Cash	$994,180
Deferred tax asset	146,500
Deferred Rent Receivable	13,864
Prepaid expenses and other assets	18,494
Deferred Lease Incentive (Net of Accumulated Amortization - $29,259)	14,135
Loan costs, Less Accumulated Amortization of $17,784	8,564
Total other assets		1,195,737
Total assets		$1,593,310

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and notes payable	$1,524,117
Accounts payable and accrued expenses	338,724
Tenant security deposits	52,981
Total liabilities		$1,915,822

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,663,574)
Total shareholders' deficiency		(322,512)
Total liabilities and shareholders' deficiency		$1,593,310

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
BALANCE SHEETS
April 30, 2006

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,029,627
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost	$1,212,427
Less: Accumulated depreciation	811,715
Net book value	$400,712

Other Assets:
Cash	$940,236
Prepaid expenses and other assets	29,012
Deferred Lease Incentive (Net of Accumulated Amortization - $28,459 in 2006)	14,935
Loan Costs, Less Accumulated Amortization of $17,126 in 2006	9,222
Deferred tax asset	170,000
Deferred Rent Receivable	7,922
Total other assets	1,171,327
Total assets	$1,572,039

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and notes payable	$1,548,639
Accounts payable and accrued expenses	326,168
Tenant security deposits	60,741
Total liabilities	$1,935,548

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,704,571)
Total shareholders' deficiency	$(363,509)
Total liabilities and shareholders' deficiency	$1,572,039

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended
	July 31, 2006	July 31, 2005
Revenues:
Rental income	$107,567	$82,706
Hardware sales (net)	18,609	2,354
Other income	9,698	4,966

Total revenue	$135,874	$90,026

Expenses:
Rental expense (except interest)	$34,309	$32,523
Cost of Hardware Sales	8,855	-
Administrative	8,810	7,979
Interest	19,403	13,448
Total expenses	$71,377	$53,950
Income before tax provision	$64,497	$36,076

Provision for Income Tax:
Federal income tax	$20,000	$9,000
State income tax	3,500	1,875

Total provision for income tax (net of tax benefits)	$23,500	$10,875

Net income	$40,997	$25,201

Income per common share	$.02	$.01

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005
(UNAUDITED)

	Three Months Ended
	July 31, 2006	July 31, 2005
Cash Flows From Operating Activities:
Net income	$40,997	$25,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,138	3,138
Amortization	1,459	659
Changes in operating assets and liabilities	19,470	24,839
Net cash provided by operating activities	$65,064	$53,837

Cash Flows From Investing Activities:
Acquisition of property and equipment	$-	$-
Net cash (used in) investing activities	$-	$-

Cash Flows From Financing Activities:
Principal payments under borrowings	$(11,120)	$(13,117)
Addition to debt	-	-

Net cash provided by (used in) financing activities	$(11,120)	$(13,117)

Net increase in cash	$53,944	$40,720

Cash at the beginning of period	940,236	859,371
Cash at the end of period	$994,180	$900,091

Additional Cash Flow Information:
Cash paid for interest	$19,403	$13,448
Cash paid for income tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS JULY 31, 2006
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2006 are not necessarily indicative of results that may be expected for the year ended April 30, 2007.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2006 and for the year ended April 30, 2006.

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

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	$0.18
Expected Life	9.17 Years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,000 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at July 31, 2006.

	Options Outstanding/Exercisable
Exercise Price	Number Outstanding at 7/31/06	Average Remaining Life
$0.18	2,017,338	8.9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2007 Fiscal Year v. First Quarter of 2006 Fiscal Year)

Rental Income. The Company's results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of the 2007 fiscal year was $108,000, compared with $83,000 in the first quarter of 2006. The increase was due to the addition of a new tenant.

Hardware Sales (Net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. Net sales were $18,600 in 2007 and $2,300 in 2006.

Other Income. The Company generated other income of $9,700 in the first quarter of 2007 and $5,000 in 2006. Other income in 2007 and 2006 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $34,300 in the first quarter of 2007 and $32,500 in the first quarter of 2006. The increase was primarily due to higher taxes and insurance costs.

Administrative Expenses. The Company's administrative expenses were $8,800 in 2007 and $8,000 in 2006. The increase was primarily due to higher accounting and legal fees.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $19,400 in 2007 compared to $13,000 in 2006. The increase in the amount of interest was attributable to an increase in the prime rate. The loan bears interest at prime less ½%.

Provision for Income Taxes. The Company had a tax provision of $23,500 in 2007 compare to $10,900 in 2006.

Net Income. As a result of the foregoing factors, the Company had net income of $41,000 in the first quarter of 2007, compared to $25,200 in the first quarter of 2006.

Liquidity and Capital Resources

The Company's cash increased by $53,900 during the first three months of the 2007 fiscal year compared to an increase of $40,700 during the first three months of fiscal year 2006. The increase in cash in 2007 was due to cash flow from operations. As of July 31, 2006, the Company's cash position was approximately $994,000.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of July 31, 2006. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2006.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended July 31, 2006.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: May 30, 2007	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer