Form 10QSB
period 2006-10-31
MILLER INDUSTRIES INC
filed 2007-05-30
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006 or

ྂ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT OF 1934

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

Yes   No X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2006 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
October 31, 2006

INDEX

Page No.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets	3
Statement of Operations - Three and Six Months Ended October 31, 2006 and 2005	4
Statement of Cash Flows - Three and Six Months Ended October 31, 2006 and 2005	5
Notes to Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	9
Item 3. Controls and Procedures	12
PART II: OTHER INFORMATION
Items 1 to 6	13
Signatures	14

MILLER INDUSTRIES, INC.
BALANCE SHEETS
October 31, 2006
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,049,908
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost		$1,232,708
Less: Accumulated depreciation		818,330
Net book value		$414,378

Other Assets:
Cash	$992,822
Deferred Tax Asset	138,000
Deferred Rent Receivable	19,806
Prepaid expenses and other assets	13,858
Deferred Lease Incentive (Net of Accumulated Amortization of $32,922)	42,678
Loan costs (less accumulated amortization of $18,443)	7,905
Total other assets		1,215,069
Total assets		$1,629,447

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and notes payable	$1,512,823
Accounts payable and accrued expenses	339,812
Tenant security deposits	78,377
Total liabilities		$1,931,012

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,642,627)
Total shareholders' deficiency		(301,565)
Total liabilities and shareholders' deficiency		$1,629,447

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
BALANCE SHEETS
April 30, 2006

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,029,627
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost	$1,212,427
Less: Accumulated depreciation	811,715
Net book value	$400,712

Other Assets:
Cash	$940,236
Prepaid expenses and other assets	29,012
Deferred Lease Incentive (Net of Accumulated Amortization - $28,459 in 2006)	14,935
Loan costs (less accumulated amortization of $17,126 in 2006)	9,222
Deferred Tax Asset	170,000
Deferred Rent Receivable	7,922
Total other assets	1,171,327
Total assets	$1,572,039

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and notes payable	$1,548,639
Accounts payable and accrued expenses	326,168
Tenant and customer security deposits	60,741
Total liabilities	$1,935,548

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,704,571)
Total shareholders' deficiency	(363,509)
Total liabilities and shareholders' deficiency	$1,572,039

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

	Three Months Ended October 31,
	2006	2005
Revenues:
Rental income	$103,120	$69,265
Hardware sales (net)	119	962
Other income	11,133	6,779

Total revenue	$114,372	$77,006

Expenses:
Rental expense (except interest)	$52,289	$39,940
Cost of hardware sales	21	-
Administrative	8,859	14,058
Interest	23,756	16,774
Total expenses	$84,925	$70,772
Income (loss) before tax provision	$29,447	$6,234

Provision (Credit) for Income Tax:
Federal income tax	$7,000	$(1,000)
State income tax	1,500	425

Total provision (credit) for income tax	$8,500	$(575)

Net income	$20,947	$6,809

Income per common share	$.01	$-

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

	Six Months Ended October 31,
	2006	2005
Revenues:
Rental income	$210,687	$151,971
Hardware sales (net)	18,728	3,316
Other income	20,831	11,745

Total revenue	$250,246	$167,032

Expenses:
Rental expense (except interest)	$86,598	$72,463
Cost of hardware sales	8,876	-
Administrative	17,669	22,037
Interest	43,159	30,222
Total expenses	$156,302	$124,722
Income (loss) before tax provision	$93,944	$42,310

Provision for Income Tax:
Federal income tax	$27,000	$8,000
State income tax	5,000	2,300

Total provision for income tax	$32,000	$10,300
Net income (loss)	$61,944	$32,010

Income per common share	$.02	$.01

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005
(UNAUDITED)

	Six Months Ended October 31,
	2006	2005
Cash Flows From Operating Activities:
Net Profit	$61,944	$32,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,614	6,276
Amortization	3,781	1,317
Changes in operating assets and liabilities	53,148	56,511
Net cash provided by operating activities	$125,487	$96,114

Cash Flows From Investing Activities:
Acquisition of property and equipment	$(50,487)	$-
Net cash (used in) investing activities	$(50,487)	$-

Cash Flows From Financing Activities:
Principal payments under borrowings	$(22,414)	$(26,373)
Addition to debt	-	-
Net cash provided by (used in) financing activities	$(22,414)	$(26,373)

Net increase in cash	$52,586	$69,741

Cash at the beginning of year	940,236	859,371
Cash at the end of year	$992,822	$929,112

Additional Cash Flow Information:
Cash paid for interest	$43,159	$30,222
Cash paid for income tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2006
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and the three month periods ending October 31, 2006 are not necessarily indicative of results that may be expected for the year ended April 30, 2007.

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

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	$0.18
Expected Life	9.17 years
Risk-Free Interest Rate	3.80%
Volatility	79.23%
Approximately $65,000 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at October 31, 2006.

	Options Outstanding/Exercisable
Exercise Price	Number Outstanding at 7/31/06	Average Remaining Life
$0.18	2,017,338	8.6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2007 Fiscal Year Compared to Second Quarter of 2006 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the second quarter of the 2007 fiscal year was $103,100, compared with $69,200 in the second quarter of 2006. Rental income increased due to the addition of a new tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $100 in 2007 and $1,000 in 2006. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $11,100 in the second quarters of 2007 and $6,800 in 2006. Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $52,300 in the second quarter of 2007 and $40,000 in the second quarter of 2006. The principal components were management fees ($9,000 in 2007 and in 2006), taxes ($19,000 in 2007 and $11,000 in 2006), depreciation and amortization ($10,400 in 2007 and $8,000 in 2006) and insurance ($21,000 in 2007 and $5,000 in 2005).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in the second quarter of 2006 or in the second quarter of 2005.

Administrative Expenses

The Company's administrative expenses were $23,800 in 2007, compared to $16,800 in 2006. They primarily consist of accounting and legal fees ($8,600 in 2007 compared to $6,000 in 2006), and shareholders expenses ($5,500 in 2007 and $4,000 in 2006).

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $23,800 in 2007 compared to $16,800 in 2006. The increase in the amount of interest was attributable to an increase in the prime rate. The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a credit for income tax of $8,500 in 2007, compared to a net credit of $575 in 2006, based upon the Company's income during the quarters.

Net Income

As a result of the foregoing factors, the Company had net income of $20,900 in the second quarter of 2007, compared to net income of $6,800 in the second quarter of 2006.

Results of Operations (First Half of 2007 Fiscal Year Compared to First Half of 2006 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first half of the 2007 fiscal year was $210,700, compared with $157,000 in the first half of 2006. Rental income increase due to the addition of a new tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were $18,700 in the first half of 2007 and $3,300 in 2006. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $20,800 in the first half of 2007 and $11,700 in the first half of 2006. Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $86,600 in the first half of 2007 and $72,500 in the first half of 2006. The $14,000 increase in 2007 was due to the higher taxes, insurance, repairs and utility costs.]

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were $8,900 in the first half of 2007 and negligible in the first half of 2006.

Administrative Expenses

The Company's administrative expenses were $17,700 in the first half of 2007, compared to $22,000 in 2006. The $4,300 increase was primarily due to higher accounting and legal fees.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $43,200 in the first half of 2007 compared to $30,200 in 2006. The increase in the amount of interest was attributable to an increase in the prime rate. The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a provision of $32,000 in the first half of 2007, and $10,300 in the first half of 2006, based upon the Company's income during these periods.

Net Income

As a result of the foregoing factors, the Company had net income of $61,900 in the first half of 2007, compared to net income of $32,000 in the first half of 2006.

Liquidity and Capital Resources

The Company's cash increased by $52,600 during the first six months of the 2007 fiscal year compared with an increase of $69,700 during the first six months of fiscal year 2006. The increase in cash in 2007 was due to cash flow from operations. As of October 31, 2006, the Company's cash position was approximately $992,800.

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

ITEM 3. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2006. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2006.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2006.

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