Form 10QSB
period 2007-05-31
MILLER INDUSTRIES INC
filed 2007-06-07
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Yes     No     X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2007 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
January 31, 2007

INDEX

Page No.
PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets	1
Statement of Operations - Nine Months Ended	3
Statement of Operations - Three Months Ended	4
Statement of Cash Flows - Nine Months Ended	5
Notes to Financial Statements	6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	8
Item 3.Controls and Procedures	11

PART II: OTHER INFORMATION
Items 1 to 6	12
Signatures	12

MILLER INDUSTRIES, INC.
BALANCE SHEETS
January 31, 2007
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		821,806
Net Book Value		$410,902

Other Assets:
Cash	$989,692
Deferred Tax Asset	135,854
Deferred Rent Receivable	25,748
Prepaid Expenses and Other Assets	10,149
Deferred Lease Incentive (Net of Accumulated Amortization of $32,585)	41,015
Loan Costs, Less Accumulated Amortization of $19,102	7,246
Total Other Assets		1,209,704
Total Assets		$1,620,606

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,503,044
Accounts Payable and Accrued Expenses	341,992
Tenant Security Deposits	72,967
Total Liabilities		$1,918,003

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,638,459)
Total Shareholders' Deficiency		(297,397)
Total Liabilities and Shareholders' Deficiency		$1,620,606

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2006

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,029,627
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,212,427
Less: Accumulated Depreciation		811,715
Net Book Value		$400,712

Other Assets:
Cash	$940,236
Prepaid Expenses and Other Assets	29,012
Deferred Lease Incentive (Net of Accumulated Amortization of $28,459 in 2006)	14,935
Loan Costs, Less Accumulated Amortization of $17,126 in 2006	9,222
Deferred Tax Asset	170,000
Deferred Rent Receivable	7,922
Total Other Assets		1,171,327
Total Assets		$1,572,039

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,548,639
Accounts Payable and Accrued Expenses	326,168
Tenants' and Customers' Deposits	60,741
Total Liabilities		$1,935,548

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,704,571)
Total Shareholders' Deficiency		(363,509)
Total Liabilities and Shareholders' Deficiency		$1,572,039

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006
(UNAUDITED)

	Nine Months Ended January 31,
	2007	2006
Revenues:
Rental Income	$359,052	$240,156
Hardware Sales (Net)	18,999	3,876
Other Income	31,598	19,539

Total Revenue	$409,649	$263,571

Expenses:
Rental Expense (Except Interest)	$195,534	$106,448
Cost of Hardware Sales	8,930	-
Administrative	32,520	37,434
Interest	72,407	54,494
Total Expenses	$309,391	$198,376
Income (Loss) Before Tax Provision	$100,258	$65,195

Provision for Income Tax:
Federal Income Tax	$28,830	$12,750
State Income Tax	5,316	3,500

Total Provision for Income Tax (Net of Tax Benefits)	$34,146	$16,250

Net Income	$66,112	$48,945

Income per Common Share	$.02	$.02

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

	Three Months Ended January 31,
	2007	2006
Revenues:
Rental Income	$148,365	$88,185
Hardware Sales (Net)	217	560
Other Income	10,766	7,794

Total Revenue	$159,348	$96,539

Expenses:
Rental Expense (Except Interest)	$108,936	$33,985
Administrative	14,850	15,397
Interest	29,248	24,272
Total Expenses	$153,034	$73,654
Income (Loss) Before Tax Provision	$6,314	$22,885

Provision (Credit) for Income Tax:
Federal Income Tax	$1,830	$4,750
State Income Tax	316	1,200

Total Provision for Income Tax	$2,146	$5,950

Net Income	$4,168	$16,935

Income per Common Share	$-	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended January 31,
	2007	2006
Cash Flows From Operating Activities:

Net Income	$66,112	$48,945
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	10,090	9,414
Amortization	6,102	2,776
Deferred Tax Asset Valuation Adjustment	34,146	16,250
Changes in Operating Assets and Liabilities	15,686	49,693
Net Cash Provided by Operating Activities	$132,136	$127,078

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$(50,487)	$(16,002)
Net Cash (Used in) Investing Activities	$(50,487)	$(16,002)

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(32,193)	$(37,152)

Net Cash Provided by (Used in) Financing Activities	$(32,193)	$(37,152)

Net Increase in Cash	$49,456	$73,924

Cash at the Beginning of Year	940,236	859,371
Cash at the End of Year	$989,692	$933,295

Additional Cash Flow Information:
Cash Paid for Interest	$72,407	$54,494
Cash Paid for Income Tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS JANUARY 31, 2007
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period and the three month periods ending January 31, 2007 are not necessarily indicative of results that may be expected for the year ended April 30, 2007.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2006 and for the fiscal year ended April 30, 2006.

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

NOTE C – OTHER MATTERS

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

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2007
(UNAUDITED)

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	0.18
Expected Life	9.17 Years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at January 31, 2007.

Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 1/31/07	Average Remaining Life
$0.18	2,017,338	8.4

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Three Quarters of 2007 Fiscal Year v. First Three Quarters of 2006 Fiscal Year)

Rental Income.  The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the first three quarters of the 2007 fiscal year was $359,000, compared with $240,000 in the first three quarters of 2006.  The increase was due to the addition of a new tenant.

Hardware Sales.  The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales were $19,000 in 2007 and $3,900 in 2006.

Other Income.  The Company generated other income of $32,000 in the first three quarters of 2007 and $20,000 in 2006.  Other income in 2007 and 2006 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $195,000 in the first three quarters of 2007 and $106,000 in the first three quarters of 2006.  The principal components were management fees ($27,000 in 2007 and $27,000 in 2006), real estate taxes ($83,000 in 2007 and $28,000 in 2006), depreciation and amortization ($16,000 in 2007 and $12,000 in 2006) and insurance ($8,000 in 2007 and $18,000 in 2006).

Cost of Hardware Sales.  The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were $9,000 in the first three quarters of 2007 and not material in the first three quarters of 2006.

Administrative Expenses.  The Company's administrative expenses were $33,000 in 2007, compared to $37,000 in 2006.  They primarily consist of accounting and legal fees ($17,000 in 2007 compared to $22,000 in 2006), and shareholders expenses ($10,000 in 2007 and $11,000 in 2006).

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $72,000 in 2007 compared to $54,000 in 2006.  The increase in the amount of interest was attributable to an increase in the prime rate.  The loan bears interest at prime less ½%.

Provision for Income Taxes.  The Company had a tax provision of $34,000 in 2007.  In 2006, the Company had a tax provision of $16,000.

Net Income.  As a result of the foregoing factors, the Company had net income of $66,000 in the first three quarters of 2007, compared to $49,000 in the first three quarters of 2006.

Results of Operations (Third Quarter of 2007 Fiscal Year v. Third Quarter of 2006 Fiscal Year)

Rental Income.  Rental income during the third quarter of the 2007 fiscal year was $148,000, compared with $88,000 in the third quarter of 2006.  This increase was due to the addition of a new tenant.

Hardware Sales.  Hardware sales were less than $1,000 in the third quarter of 2007 and 2006.

Other Income.  The Company generated other income of $11,000 in the third quarter of 2007 and $8,000 in 2006.  Other income in 2007 and 2006 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  Rental expense was $109,000 in the third quarter of 2007 and $34,000 in the third quarter of 2006.  The principal components were management fees ($9,000 in 2007 and 2006), taxes ($64,000 in 2007 and $6,000 in 2006), depreciation and amortization ($6,000 in 2007 and $4,600 in 2006) and insurance ($8,000 in 2007 and $9,500 in 2006).

Administrative Expenses.  The Company's administrative expenses were $15,000 in 2007 and 2006.  They primarily consist of accounting and legal fees ($8,000 in 2007 compared to $10,000 in 2006), and shareholders expenses ($4,000 in 2007 and $3,000 in 2006).

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $29,000 in 2007 compared to $24,000 in 2006.  The increase in the amount of interest was attributable to an increase in the prime rate.

Provision for Income Taxes  The Company recorded a provision for income tax of $2,000 in 2007 and $6,000 in 2006.

Net Income.  As a result of the foregoing factors, the Company had net income of $4,000 in the third quarter of 2007, compared to $17,000 in the third quarter of 2006.

Liquidity and Capital Resources

The Company's cash increased by $49,000 during the first nine months of the 2007 fiscal year compared with an increase of $73,000 during the first nine months of fiscal year 2006.  The increase in cash in 2007 was due to $132,000 in cash flow from operations.  As of January 31, 2007, the Company's cash position was approximately $990,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2007.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2007.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2007.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: June 1, 2007	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer