Form 10KSB
period 2007-04-30
MILLER INDUSTRIES INC
filed 2008-02-13
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 2007

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

Common Stock, $.05 Par Value
(Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.Yes       No      X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer's revenues for its most recent fiscal year:  $553,027.

As of April 30, 2007, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value.

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of January 14, 2008) was approximately $194,000.

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

Employees

The Company had no employees during the 2007 and 2006 fiscal years.

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

Financing

At April 30, 2007, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,492,000.  The loan accrues interest at prime less 1/2% and is payable in monthly installments of $13,009, with a balloon payment of $1,382,000 due October 2009.  The loan is secured by the Company's land and building and a partial guarantee of the Company's president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building.  The building is located in an industrial park which contains many similar facilities.  Current rents for such facilities range from approximately $5.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2007, the Company leased its building to four tenants.  As of April 30, 2007, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2008	$479,275
2009	$479,275
2010	$364,378
Thereafter	$95,068

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured.  Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes.  Real estate taxes paid for calendar year 2007 were approximately $90,000.

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

ITEM 4.                       SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.                       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is currently traded on the over-the-counter market under the symbol "MLLS".

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE	CLOSING BID
2007	HIGH	LOW
5/1/06 - 7/31/06	$.15	$.06
8/1/06 - 10/31/06	$.20	$.08
11/1/07 - 1/31/07	$.08	$.08
2/01/07 - 4/30/07	$.08	$.08

FYE	CLOSING BID
2006	HIGH	LOW
5/1/05 - 7/31/05	$.05	$.05
8/1/05 - 10/31/05	$.05	$.20
11/1/06 - 1/31/06	$.09	$.13
2/01/06 - 4/30/06	$.09	$.09

As of November 1, 2007, there were 472 holders of record of the Company's common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

The following table presents information regarding the Company's equity compensation plans at April 30, 2007:

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

ITEM 6.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2007 compared to 2006)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during 2007 was $491,000, compared with $437,000 in 2006.  The increase in rental income was due to a higher level of occupancy at the building.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  These sales were $19,000 in 2007 compared to $4,000 in 2006.  The sales decrease was due to a decrease in demand for replacement parts.

Other Income

The Company generated other income of $42,000 in 2007, compared to $28,000 in 2006.  Other income in 2007 and 2006 principally consisted of interest income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $235,000 in 2007 and $285,000 in 2006.  The principal components were management fees ($36,000 in both 2007 and in 2006), taxes ($90,000 in 2007 and $38,000 in 2006), depreciation and amortization ($27,000 in 2007 and 17,000 in 2006), repairs and maintenance ($34,000 in 2007 and $9,000 in 2006) and insurance ($32,000 in 2007 and $31,000 in 2006).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were $19,000 in 2007 and $4,000 in 2006.

Administrative Expenses

The Company's administrative expenses were $45,000 in 2007, compared to $51,000 in 2006.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $107,000 in 2007 compared to $84,000 in 2006.  The increase was attributable to an increase in the prime rate, which increased the interest on the Company's mortgage loan.

Provision for Income Taxes

The provision for taxes (before realization of prior years' tax benefits) was $48,800 in 2007 and $9,000 in 2006.

Net Income

As a result of the foregoing factors, the Company had net income of $153,000 in 2007, compared to $140,000 in 2006.

Liquidity and Capital Resources

The Company's cash increased by $135,000 during fiscal year 2007 compared with an increase of approximately $81,000 during fiscal year 2006.  The increase in 2007 in cash was primarily due to positive cash flow from operations.  The Company expended approximately $50,000 for improvements to its building.  As of April 30, 2007, the Company's cash position was approximately $1,075,000.

At April 30, 2007, the Company's principal financing consisted of a loan with a principal balance of $1,493,000 from a third party lender, secured by a lien on the Company's building.  The loan bears interest at prime less 1/2%.  It is payable $13,009 per month, with a balloon payment October 2009 in the approximate amount of $1,382,000.  The note is collateralized by the Company's land and building, along with the personal guaranty of the Company's Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company's obligations to make payments under existing, material contracts consists of the following:

•
The Company is obligated to make payments under its existing mortgage loan.  At April 30, 2007, the outstanding balance of the loan was $1,493,000.  The loan bears interest at prime less 1/2%.  The loan is repayable in monthly installments of approximately $13,009, with a balloon payment of approximately $1,382,000 due in October 2009.

•
The Company has agreed to pay Harnap Corp., a corporation controlled by the Company's president and principal shareholder, $3,000 per month for management fees.  Accrued fees as of April 30, 2007 were $281,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company's financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures.  Accordingly, actual results could differ from these estimates.  The accounting policies and estimates used and outlined in Note 1 to the Company's financial statements, which are presented elsewhere in this Form 10-KSB, have been applied consistently as at April 30, 2007 and 2006, and for the years ended April 30, 2007 and 2006.  The Company's representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company's critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company's contractual obligations, including certain on-balance sheet obligations, at April 30, 2007:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long Term Debt	$1,616,162	$156,108	$1,460,054	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Debt
TOTAL	$1,616,162	$156,108	$1,460,054	-	-

ITEM 7.                       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 8.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A                     CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of April 30, 2007.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of April 30, 2007.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended April 30, 2007.

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

ITEM 10.                                 EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company's chief executive officer. None of the Company's officers in fiscal 2007 received compensation in excess of $100,000 in 2007.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2007	$36,000	-
	2006	$36,000	-
	2005	$36,000	-
__________________
(1)            Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.
Options Granted in 2007

No stock options were granted by the Company in the 2007 fiscal year.

Aggregate Option Exercises in 2007 and Fiscal Year-End Option Values

The following table sets forth information with respect to the exercise of options in the 2007 fiscal year and the value of unexercised options held as of the end of the 2007 fiscal year held by the executive officer listed above.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/07	Value of Unexercised In-the-Money Options at 4/30/07 ($)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Angelo Napolitano	--	--	2,,017,338 / 0	N/A

Management Agreement

In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company's Chief Executive Officer and Chairman of the Board.  As of April 30, 2007, accrued management fees totaled $281,000.

Compensation of Directors

No amounts were paid to directors during the 2007 fiscal year for services as directors.

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

ITEM 11.                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of November 1, 2007, the following persons beneficially owned 5% or more of the common stock of the Company:

Name and Address of Beneficial Owner	Amount Beneficial Owner		Percent Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594	(1)	63.0%

Elizabeth Schuldiner Revocable Trust u/a 3/20/90 (2) 80 West 12th Street New York, NY 10011	182,967		3.7%

Walter P. Carucci (3) Carucci Family Partners (3) Carr Securities Corp. (3) One Penn Plaza New York, NY 10119	236,417		4.7%
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

The shares of common stock beneficially owned by the Company's sole director and executive officer as of April 30, 2007 were as follows:

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

ITEM 12.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation ("NRC") with respect to the lease of the Company's building.  The President of NRC is the son of Mr. Angelo Napolitano, the Company's President and Chairman of the Board.  The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company.  No commissions were paid under this agreement for the 2007 fiscal year.

PART IV

ITEM 13.                 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets As of April 30, 2007 and 2006

Statements of Operations and (Deficit) for Years ended April 30, 2007 and 2006

Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 2007 and 2006

Statements of Cash Flows for Years ended April 30, 2007 and 2006

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws – Indemnification	(Note 1)
3.5	Amendment to By-laws --Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
10.2	Amended, Restated and Consolidated Promissory Note dated October 13, 1999 made by Miller Industries, Inc. in favor of City National Bank of Florida	(Note 5)
14.1	Code of Ethics	(Note 6)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.
Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.
Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 1999.
Note 6	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 2004.
(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2007.

The Company filed a Form 8-K on August 1, 2006, with respect to certain stock options granted to an officer (Item 1.01).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Wolfe & Wolfe CPA performed the review of each of the Company's quarterly reports for the 2007 fiscal year and the audit of the Company's financial statements for the year ended April 30, 2007.

The following table presents fees billed for professional audit and other services rendered by Wolfe & Wolfe CPA for the periods presented.

Fiscal 2007
Fees billed by Wolfe & Wolfe CPA
Audit Fees(1)	$10,200
Audit Related Fees (2)	3,090
Tax Fees(3)	500
All Other Fees (4)	__________

Total	$13,790

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees," including registration statement filings.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax consultation and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

(4)            All Other Fees consist of fees for products and services other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on February 8, 2008.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2008.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2007 and 2006, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

	By:	/s/ Larry Wolfe
LARRY WOLFE
Certified Public Accountant
Miami, Florida October 20, 2007

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2007 AND 2006

ASSETS	2007	2006
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,029,627
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,212,427
Less: Accumulated Depreciation	826,613	811,715
Net Book Value	$406,095	$400,712

Other Assets:
Cash	$1,074,565	$940,236
Prepaid Expenses and Other Assets	10,135	29,012
Deferred Lease Incentive (Net of Accumulated
Amortization - $ 37,533 in 2007 and $28,459 in 2006)	36,067	14,935
Loan Costs, Less Accumulated Amortization of
$19,766 and $17,126 in 2007 and 2006, respectively	6,588	9,222
Deferred Tax Assets	170,000	170,000
Deferred Rent Receivable	24,262	7,922
Total Other Assets	$1,321,617	$1,171,327

TOTAL ASSETS	$1,727,712	$1,572,039

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Liabilities:
Mortgage and Notes Payable	$1,493,075	$1,548,639
Accounts Payable and Accrued Expenses	375,703	326,168
Tenant’s and Customers Deposits	69,650	60,741

Total Liabilities	$1,938,428	$1,935,548

Shareholders’ Deficiency:
Common Stock - $.05 par, 5,00,000 shares
Authorized; 2,982,662 shares issued and
Outstanding	$149,133	$149,133
Paid-In Capital	1,191,929	1,191,929
Deficit	(1,551,778)	(1,704,571)

Total Shareholders’ Deficiency	$(210,716)	$(363,509)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,727,712	$1,572,039
See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2007 AND 2006
	2007	2006
Revenues:
Rental Income	$491,529	$436,550
Hardware Sales (Net)	19,134	4,172
Other Income	42,364	27,999

Total Revenues	$553,027	$468,721

Expenses:
Rental Expenses (Except Interest)	$234,562	$284,579
Cost of Hardware Sales	13,802	3,674
Administrative	44,582	50,825
Interest	107,288	83,597

Total Expenses	$400,234	$422,675

Income Before Tax Provision	$152,793	$46,046

Provision (Benefit) for Income Tax:
Federal Income Tax	$39,669	$6,568
State Income Tax	8,129	2,258
Provision for Income Tax Before Realization of
Prior Years’ Tax Benefit	$47,798	$8,826
Tax Benefits of Net Operating Loss Carryforward -
Change in Valuation Allowance	(47,798)	(102,826)

Total Provision for Income Tax (Net of Tax Benefits)	$-	$(94,000)

Net Income	$152,793	$140,046

Income per Common Share	$.05	$.05

Weighted Average Shares of Common Stock Outstanding (Basic and Diluted)	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities:

Net Income	$152,793	$140,046
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	14,898	12,869
Amortization	11,708	3,702
Deferred Tax Asset Valuation Adjustment	-	(94,000)
Non- Cash Compensation (value of stock option grant)	-	65,422
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Prepaid Expenses and Other	2,537	(19,594)
Increase (Decrease) in Accounts Payable and Accruals	49,535	5,943
Increase (Decrease) in Tenant Security Deposits	8,909	24,713

Net Cash Provided by Operating Activities	$240,380	$139,101

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$(50,487)	$(16,002)

Net Cash (used by) Investing Activities	$(50,487)	$(16,002)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(55,564)	$(62,115)
Proceeds from Borrowings	-	19,878

Net Cash Provided by (used by) Financing Activities	$(55,564)	$(42,237)
Net Increase in Cash and Cash Equivalents	$134,329	$80,862

Cash and Cash Equivalents at the Beginning of Year	940,236	859,374
Cash and Cash Equivalents at the End of Year	$1,074,565	$940,236

Additional Cash Flow Information:

Cash Payments During the Year
Interest	$106,351	$82,467
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIENCY
YEARS ENDED APRIL 30, 2007 AND 2006

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	(Deficit)	Total

Balance at April 30, 2005	2,982,662	$149,133	$1,126,507	$(1,844,617)	$(568,977)

Share Based Compensation In connection with Stock Option granted June 30, 2006	-	-	65,422		65,422

Net Income - 2006	-	-	-	140,046	140,046

Balance at April 30, 2006	2,982,662	$149,133	$1,191,929	$(1,704,571)	$(363,509)

Net Income – 2007	-	-	-	152,793	152,793

Balance at April 30, 2007	2,982,662	$149,133	$1,191,929	$(1,551,778)	$(210,716)

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007  AND  2006

NOTE A - Summary of Significant Accounting Policies

1.	Nature of Business -

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

Real property and equipment, with an original cost of approximately $720,000, have been fully depreciated at April 30, 2007.

3.	Deferred Cost -

Deferred lease incentive and loan costs are carried at cost.  The Company amortizes these assets on a straight-line basis up to 10 years. Deferred Rent Receivable is recoverable over the period of the lease.

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

In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilution.  Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement.  The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive.  At April 30, 2007 potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares.

6.	Cash -

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2007, and 2006 the Company’s uninsured cash balances approximated $ 970,000 and $ 840,000 respectively.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 40%  of Revenue.  Tenant “B” 28% of Revenue.  Tenant “C” 15% of Revenue.

9.	Revenue Recognition -

The Company recognizes rental income on a straight-line basis over the respective lease terms.  In accordance with SFAS No. 141.  The Company recognizes hardware sales upon shipment of goods to customers.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which is effective for fiscal years beginning after December 15, 1997.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.  The company does not have any comprehensive income for fiscal 2007 and 2006.

13.	Long-Lived Assets -

In August 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The Company adopted SFAS No. 144 on May 1, 2002 as required, and the statement is not expected to have a material impact on the Company’s results of operations or financial position.  Under SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values.  The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2007 based on a quoted market price.

14.	Segments -

The Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS 131").  SFAS 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise.  SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The Company only has one business segment.

15.	Derivative Instruments -

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133"), which is required to be adopted in years beginning after June 15, 2000.  SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  The Company has determined that SFAS 133 did not have an effect on its financial position or results of operations.

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

In December 2004, the FASB issued FAS 123R, Share-Based Payment. The new rule requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R replaces SFAS 123 and Accounting Principles Board option 25. The company elected to early adopt SFAS 123R on April 30, 2006. The adoption of SFAS 123R resulted in additional compensation expense of approximately $65,000 for fiscal 2006.

17.	Pensions and Other Post-Retirement Benefits -

Effective January 3, 2001, the Company adopted the provisions of SFAS No. 132, Employers’ Disclosures about Pensions and other Post-Retirement Benefits (“SFAS 132").  SFAS 132 supersedes the disclosure requirements in SFAS No. 87, Employers’ Accounting for Pensions, and SFAS No. 106, Employers’ Accounting for Post-Retirement Benefits Other Than Pensions.  The overall objective of SFAS 132 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable.  The adoption of SFAS 132 did not affect results of operations or financial position.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

18.	Advertising Costs -

Advertising costs are charged to operations in the period incurred.  The Company has not incurred any advertising costs for fiscal 2007 and 2006.

19.	Business Concentrations -

Rental income of the Company’s office and warehouse building is subject to the economic conditions of the industrial real estate market place.  Changes in this industry may significantly affect management’s estimates and the Company’s performance.

20.	Accounting Changes and Error Corrections -

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS No. 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounting for as a change in estimate prospectively, and corrections of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The adoption of SFAS No. 154 did not have a material impact on the company’s financial condition or result of operations.

21.	Recent Accounting Pronouncements –

In February 2006, the FASB issued SFAS No. 155 “ Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, “ Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 requires recognition of a servicing asset or a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a servicing contract.  SFAS No. 156 also requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and subsequently measured at fair value at each reporting date.  SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006.  The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of operations.

In June 2006, the FASB issued Interpretation No. 48, “ Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  SAB108 requires the quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  This model is commonly referred to as the “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.  The roll- over method focuses primarily on the impact of a misstatement on the income statement – including the reversing effect of prior year misstatements – but its use can lead to the accumulation of misstatements in the balance sheet.  The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement.  SAB 108 was effective for financial statements for fiscal years ending after November 15, 2006.  The adoption of SAB 108 did not have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. The new FASB rule defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about  fair value measurements.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

NOTE B - Mortgage and Notes Payable

Principal balances outstanding and details of notes payable are summarized as follows:

		2007	2006

1.	Mortgage Payable
	6 1/4% (prime less ½%) note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $13,009 (including interest) with a final payment of approximately $1,382,000 due October 2009.	$1,493,075	$1,535,237

2.	Insurance Premium Note Payable
	9.13% insurance premium financing, payable in monthly installments of $2,293 (including interest) through October 2006	-	13,402

	Total Notes Payable	$1,493,075	$1,548,639

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2008	$41,859
2009	45,220
2010	1,405,996
Thereafter	-
Total	$1,493,075

Land, buildings and improvements, and insurance policies with an approximate cost of $1,227,000 and an approximate net book value of $411,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2007	2006
Current
Deferred	$51,326	$27,772
Tax Benefit of Net Operating	(3,528)	(18,946)
Loss Carryforward	(47,798)	(102,826)

Total	$-	$(94,000)

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods.  The components of the net deferred tax asset at April 30, 2007 and 2006 are as follows:

	2007	2006
Properties and Equipment principally due to depreciation	$53,067	$51,064
Compensation – Value of Stock Option Granted	24,599	24,599
Provision for Bad Debts	1,128	-
Net operating loss carryforwards
(Net of $ 347,747 expired in 2007)	228,681	637,010
Total gross deferred tax assets	$307,475	$712,673
Less: Valuation allowance	137,475	542,673
Net Deferred Tax Asset	$170,000	$170,000

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.  The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.  The valuation allowance was decreased by approximately $188,000 for 2006, and remained constant for 2007.

At April 30, 2007, the Company had approximately $611,200 of Federal and State net operating loss carry’s forward available to offset future taxable income.  The State loss carryforwards are available indefinitely.  The Federal net operating loss carryforwards will expire as follows:

2008	$205,000
2009	132,000
2011	100,000
2012	68,000
2013	106,000
2019	200
Total	$611,200
At April 30, 2007, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which may be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2007 and 2006 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2007		2006
		Percent of Pre-Tax		Percent of Pre-Tax
	Amount	Income	Amount	Income

Income before provision for income taxes	$152,793	100%	$46,046	100%

Computed expected tax expense	$51,950	34%	$15,656	34%
Federal tax (benefit) of State Income Tax	(2,764)	(2)	(768)	(1)
Sur Tax Exemption	(9,517)	(6)	(8,320)	(18)

Federal Tax Before Tax Benefits	39,669	26%	$6,568	15%
Tax Benefits of Net Operating
Loss Carryforwards- Change in Valuation Allowance	(39,669)	(26)	(86,844)	(190)

Actual Federal Tax (Benefits)	$-0-	-0-	$(80,276)	(175)%

NOTE D - Rental Income

During 2007, the Company leased warehouse and manufacturing space to four unrelated third parties under leases that expire at various dates thru fiscal 2011.  Rental income approximated $489,000 and $437,000 for fiscal 2007 and 2006, respectively.  Rental income from these leases amounted to 99% of the total 2007 rental income and 100% of the total 2006 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2008	$479,275
2009	$479,275
2010	$364,378
Thereafter	$95,068

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:
	2007	2006
Bad Debt- Provision	$3,000	$70,136
Depreciation and Amortization	26,607	16,572
Insurance	32,046	31,247
Management Fees	36,000	36,000
Officer’s Compensation – Value Of Stock option	-	65,422
Outside Services	1,874	1,840
Repairs and Maintenance	33,839	8,984
Utilities	11,269	16,244
Taxes	89,927	38,134

Totals	$234,562	$284,579

NOTE F - Administrative Expenses

Administrative expenses consisted of:
	2007	2006
Accounting and Legal	$21,269	31,506
Office Supplies/Postage/Other	1,490	1,347
Stockholders’ Expenses	20,123	14,420
Telephone	1,700	3,552

Totals	$44,582	$50,825

NOTE G - Related Party Transactions

Management fees in the amount of $36,000 per year were incurred by the Company for 2007 and 2006 to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc.  Harnap Corp. was reimbursed for bookkeeping services, tenant improvements, repairs, and office supplies during fiscal 2007 for approximately $18,000. Included in accounts payable is approximately $281,000 for 2007 and approximately $245,000 for 2006 that is owned to Harnap Corp.  The mortgage is guaranteed by the company’s C.E.O. up to 50% of all sums due.

NOTE H – Stock Option Agreement

On June 30, 2005 the Company issued stock options to Angelo Napolitano in exchange for the benefits he has provided to the Company through his personal guarantee of the company’s bank loan, and the services rendered by Mr. Napolitano in his capacity as the company’s sole officer and director.  The options vest 100% at the grant date and expire in 10 years from the grant date.  The company granted options to Mr. Napolitano to purchase up to 2,017,338 shares of the Company’s Common Stock during the term of the Options at a price equal to $.18 per share (Exercise Price).

The average fair values of the options granted during fiscal 2006 were estimated at  $.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

2006
Stock Price	$.05
Strike Price	.18
Expected Life	9.17 years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

A summary of the status of the company’s stock option agreement as of April 30, 2007 and 2006, and changes during the years then ended were as follows:

	2007		2006
	Shares Subject To Option	Exercise Price Per Share	Shares Subject To Option	Exercise Price Per Share
Outstanding, May 1	$2,017,338	$.18	$-	$-
Granted	-	-	2,017,338	.18
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable, April 30	2,017,338	$.18	2,017,338	.18

The following summarizes information concerning currently outstanding and exercisable options at April 30, 2007.

	Options Outstanding/ Exercisable
	Number Outstanding	Average Remaining
Exercise Price	At 4/30/07	Life

$ .18	2,017,338	8.2

NOTE I – Prepaid Expenses, Other Assets, Other Matters, and Subsequent Events

Included in Prepaid Expenses and other Assets Is:

	2007	2006
Deposits	$400	$400
Prepaid Insurance	5,116	28,612
Accounts Receivable (Net of $ 3,000
Allowance for Doubtful Accounts)	4,619	-
Total	$10,135	$29,012

The Company’s commercial property insurance coverage was cancelled on March 1,2007 and was rewritten effective August 22, 2007.  The Company’s windstorm insurance coverage expired on January 13, 2007.  There has not been any claims for damages for windstorm or property damages thru September 25, 2007.