Form 10QSB
period 2007-07-31
MILLER INDUSTRIES INC
filed 2008-02-13
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007

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
Yes     No     X
The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of July 31, 2007 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
July 31, 2007

MILLER INDUSTRIES, INC.
BALANCE SHEET
July 31, 2007
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,049,908
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost		$1,232,708
Less: Accumulated depreciation		830,847
Net Book Value		$401,861

Other Assets:
Cash and Cash Equivalents	$1,159,542
Deferred Tax Asset	147,000
Deferred Rent Receivable	22,777
Prepaid expenses and Other Assets	4,210
Deferred Lease Incentive (Net of Accumulated Amortization - $40,849)	32,751
Loan costs, Less Accumulated Amortization of $20,419	5,929
Total other assets		1,372,209
Total assets		$1,774,070

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and notes payable	$1,482,912
Accounts payable and accrued expenses	393,410
Tenant security deposits	69,650
Total liabilities		$1,945,972

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,512,964)
Total shareholders' deficiency		(171,902)
Total liabilities and shareholders' deficiency		$1,774,070

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
BALANCE SHEETS
April 30, 2007

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,049,908
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost	$1,232,708
Less: Accumulated depreciation	826,613
Net book value	$406,095

Other Assets:
Cash	$1,074,565
Prepaid expenses and other assets	10,135
Deferred Lease Incentive (Net of Accumulated Amortization - $37,533 in 2007)	36,067
Loan Costs, Less Accumulated Amortization of $19,766 in 2007	6,588
Deferred tax assets	170,000
Deferred Rent Receivable	24,262
Total other assets	1,321,617
Total assets	$1,727,712

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and notes payable	$1,493,075
Accounts payable and accrued expenses	375,703
Tenants’ and Customers’ Deposits	69,650
Total liabilities	$1,938,428

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,551,778)
Total shareholders' deficiency	$(210,716)
Total liabilities and shareholders' deficiency	$1,727,712

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended
	July 31, 2007	July 31, 2006
Revenues:
Rental income	$120,911	$107,567
Hardware sales (net)	583	18,609
Other income	11,827	9,698

Total revenue	$133,321	$135,874

Expenses:
Rental expense (except interest)	$37,440	$34,309
Cost of Hardware Sales	-	8,855
Administrative	10,668	8,810
Interest	23,399	19,403
Total expenses	$71,507	$71,377
Income before tax provision	$61,814	$64,497

Provision for Income Tax:
Federal income tax	$19,500	$20,000
State income tax	3,500	3,500

Total provision for income tax	$23,000	$23,500

Net income	$38,814	$40,997

Income per common share	$.01	$.01

Average shares of common stock outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended
	July 31, 2007	July 31, 2006
Cash Flows From Operating Activities:
Net income	$38,814	$40,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,975	3,138
Amortization	4,233	1,459
Changes in operating assets and liabilities	48,119	19,470
Net cash provided by operating activities	$95,141	$65,064

Cash Flows From Investing Activities:
Acquisition of property and equipment	$-	$-
Net cash (used in) investing activities	$-	$-

Cash Flows From Financing Activities:
Principal payments under borrowings	$(10,164)	$(11,120)
Addition to debt	-	-

Net cash provided by (used in) financing activities	$(10,164)	$(11,120)

Net increase in cash and cash equivalents	$84,977	$53,944

Cash at the beginning of Year	1,074,565	940,236
Cash at the end of Year	$1.159. 542	$994,180

Additional Cash Flow Information:
Cash paid for interest	$23,399	$19,403
Cash paid for income tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS JULY 31, 2007
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ending July 31, 2007 are not necessarily indicative of results that may be expected for the year ended April 30, 2008.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2007 and for the year ended April 30, 2007.

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

NOTE C – OTHER MATTERS:
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

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	$0.18
Expected Life	9.17 Years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,000 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at July 31, 2006.

	Options Outstanding/Exercisable
Exercise Price	Number Outstanding at 7/31/06	Average Remaining Life
$0.18	2,017,338	7.92

ITEM 2.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2008 Fiscal Year v. First Quarter of 2007 Fiscal Year)

Rental Income.  The Company's results of operations are primarily dependent upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied and the level of rental rates.  Rental income during the first quarter of the 2008 fiscal year was $121,000, compared with $108,000 in the first quarter of 2007.  The increase was due to the addition of a new tenant.

Hardware Sales (Net).  The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  Net sales were $600 in 2008 and $19,000 in 2007.

Other Income.  The Company generated other income of $12,000 in the first quarter of 2008 and $1,000 in 2007.  Other income in 2008 and 2007 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $37,000 in the first quarter of 2007 and $34,000 in the first quarter of 2006.  The increase was primarily due to higher taxes.

Administrative Expenses.  The Company's administrative expenses were $11,000 in 2008 and $9,000 in 2007.  The increase was primarily due to higher accounting and legal fees.

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $23,000 in 2008 compared to $19,000 in 2007.  The increase in the amount of interest was attributable to an increase in the prime rate.  The loan bears interest at prime less ½%.

Provision for Income Taxes.  The Company had a tax provision of $23,000 in 2008 compare to $23,500 in 2007.

Net Income.  As a result of the foregoing factors, the Company had net income of $39,000 in the first quarter of 2008, compared to $41,000 in the first quarter of 2007.

Liquidity and Capital Resources
The Company's cash increased by $85,000 during the first three months of the 2008 fiscal year compared to an increase of $54,000 during the first three months of fiscal year 2007.  The increase in cash in 2008 was due to cash flow from operations.  As of July 31, 2007, the Company's cash position was approximately $1,160,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of July 31, 2007.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of July 31, 2007.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended July 31, 2007.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: February 8, 2008	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer