Form 10QSB
period 2007-10-31
MILLER INDUSTRIES INC
filed 2008-02-13
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-QSB

☑            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007 or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THESECURITIES EXCHANGE ACT OF 1934

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

Yes     No     X

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2007 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
October 31, 2007

MILLER INDUSTRIES, INC.
BALANCE SHEETS
October 31, 2007
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		834,421
Net Book Value		$398,287

Other Assets:
Cash and Cash Equivalents	$1,239,029
Deferred Tax Asset	134,400
Deferred Rent Receivable	21,292
Prepaid Expenses and Other Assets	10,971
Deferred Lease Incentive (Net of Accumulated Amortization of $44,824)	28,776
Loan Costs (less Accumulated Amortization of $21,078)	5,270
Total Other Assets		1,439,738
TOTAL ASSETS		$1,838,025

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,472,609
Accounts Payable and Accrued Expenses	432,120
Tenant Security Deposits	69,650
Total Liabilities		$1,974,379

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,477,416)
Total Shareholders' Deficiency		(136,354)
Total Liabilities and Shareholders' Deficiency		$1,838,025

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
BALANCE SHEETS
April 30, 2007

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	826,613
Net Book Value	$406,095

Other Assets:
Cash	$1,074,565
Prepaid Expenses and Other Assets	10,135
Deferred Lease Incentive (Net of Accumulated Amortization - $37,553 in 2007)	36,067
Loan Costs (Less Accumulated Amortization of $19,766 in 2007)	6,588
Deferred Tax Assets	170,000
Deferred Rent Receivable	24,262
Total Other Assets	$1,321,617
Total Assets	$1,727,712

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,493,075
Accounts Payable and Accrued Expenses	375,703
Tenants’ and Customers’ Security Deposits	69,650
Total Liabilities	$1,938,428

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,551,778)
Total Shareholders' Deficiency	(210,716)
Total Liabilities and Shareholders' Deficiency	$1,727,712

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	Three Months Ended October 31,
	2007	2006
Revenues:
Rental Income	$121,939	$103,120
Hardware Sales (Net)	209	119
Other Income	12,879	11,133

Total Revenue	$135,027	$114,372

Expenses:
Rental Expense (Except Interest)	$48,915	$52,289
Cost of Hardware Sales	-	21
Administrative	9,240	8,859
Interest	28,724	23,756
Total Expenses	$86,879	$84,925
Income (Loss) Before Tax Provision	$48,148	$29,447

Provision (Credit) for Income Tax:
Federal Income Tax	$10,500	$7,000
State Income Tax	2,100	1,500

Total Provision (Credit) for Income Tax	$12,600	$8,500

Net Income	$35,348	$20,947

Income Per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC. STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)
	Six Months Ended October 31,
	2007	2006
Revenues:
Rental Income	$242,850	$210,687
Hardware Sales (Net)	792	18,728
Other Income	24,706	20,831

Total Revenue	$268,348	$250,246

Expenses:
Rental Expense (Except Interest)	$86,355	$86,598
Cost of Hardware Sales	-	8,876
Administrative	19,908	17,669
Interest	52,123	43,159
Total Expenses	$158,386	$156,302
Income (Loss) Before Tax Provision	$109,962	$93,944

Provision for Income Tax:
Federal Income Tax	$30,000	$27,000
State Income Tax	5,600	5,000

Total Provision for Income Tax	$35,600	$32,000
Net Income (Loss)	$74,362	$61,944

Income per Common Share	$.02	$.02

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC. STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006
(UNAUDITED)

	Six Months Ended October 31,
	2007	2006
Cash Flows From Operating Activities:
Net Profit	$74,362	$61,944
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	7,807	6,614
Amortization	8,608	3,781
Changes in Operating Assets and Liabilities	94,153	53,148
Net Cash Provided by Operating Activities	$184,930	$125,487

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$(50,487)
Net Cash (used in) Investing Activities	$-	$(50,487)

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(20,466)	$(22,414)
Addition to Debt	-	-
Net Cash Provided by (used in) Financing Activities	$(20,466)	$(22,414)

Net Increase in Cash	$164,464	$52,586

Cash at the Beginning of Year	1,074,565	940,236
Cash at the End of Year	$1,239,029	$992,822

Additional Cash Flow Information:
Cash Paid for Interest	$52,123	$43,159
Cash Paid for Income Tax	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC. NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2007
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month and the three month periods ending October 31, 2007 are not necessarily indicative of results that may be expected for the year ended April 30, 2008.

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

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	$0.18
Expected Life	9.17 years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at October 31, 2006.

	Options Outstanding/Exercisable
Exercise Price	Number Outstanding at 10/31/07	Average Remaining Life
$0.18	2,017,338	7.67

ITEM 2.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2008 Fiscal Year Compared to Second Quarter of 2007 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the second quarter of the 2008 fiscal year was $122,000, compared with $103,000 in the second quarter of 2007.  Rental income increased due to the addition of a new tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales were $200 in 2008 and $100 in 2007.  The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $13,000 in the second quarter of 2008 and $11,000 in 2006.  Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $49,000 in the second quarter of 2008 and $52,000 in the second quarter of 2007.  The principal components were management fees ($9,000 in 2008 and in 2007), taxes ($22,000 in 2008 and $19,000 in 2007), depreciation and amortization ($8,000 in 2008 and $10,000 in 2007) and insurance ($4,000 in 2008 and $21,000 in 2007).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in the second quarter of 2008 or in the second quarter of 2007.

Administrative Expenses

The Company's administrative expenses were $9,000 in 2008 and 2007.  They primarily consist of accounting and legal fees ($5,000 in 2008 compared to $9,000 in 2007), and shareholders expenses.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $29,000 in 2008 compared to $24,000 in 2007.  The increase in the amount of interest was attributable to an increase in the prime rate.  The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a provision for income tax of $13,000 in 2008, compared to $9,000 in 2007, based upon the Company's income during the quarters.

Net Income

As a result of the foregoing factors, the Company had net income of $36,000 in the second quarter of 2008, compared to net income of $9,000 in the second quarter of 2007.

Results of Operations (First Half of 2007 Fiscal Year Compared to First Half of 2006 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the first half of the 2008 fiscal year was $243,000, compared with $211,000 in the first half of 2007.  Rental income increase due to the addition of a new tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales were $800 in the first half of 2008 and $19,000 in 2007.  The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $25,000 in the first half of 2007 and $21,000 in the first half of 2007.  Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $86,000 in the first half of 2008 and $87,000 in the first half of 2007.  The $1,000 increase in 2008 was due to the higher taxes.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in the first half of 2008 and $9,000  in the first half of 2007.

Administrative Expenses

The Company's administrative expenses were $20,000 in the first half of 2008, compared to $18,000 in 2007.  The $2,000 increase was primarily due to higher accounting and legal fees.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $52,000 in the first half of 2008 compared to $43,000 in 2007.  The increase in the amount of interest was attributable to an increase in the prime rate.  The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a provision of $36,000 in the first half of 2008, and $32,000 in the first half of 2007, based upon the Company's income during these periods.

Net Income

As a result of the foregoing factors, the Company had net income of $73,000 in the first half of 2008, compared to net income of $62,000 in the first half of 2007.

Liquidity and Capital Resources

The Company's cash increased by $164,000 during the first six months of the 2008 fiscal year compared with an increase of $53,000 during the first six months of fiscal year 2007.  The increase in cash in 2008 was due to cash flow from operations.  As of October 31, 2007, the Company's cash position was approximately $1,200,000.

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

ITEM 3.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2007.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2007.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2007.

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