Form 10KSB
period 2008-04-30
MILLER INDUSTRIES INC
filed 2009-02-06
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

State issuer’s revenues for its most recent fiscal year:  $573,000.

As of April 30, 2008, the registrant had 2,982,662 outstanding shares of common stock, $.05 par value.

The aggregate market value of the common stock of the registrant held by non-affiliates (based on the average of the closing bid and asked prices of the common stock in the over-the-counter market as of November 14, 2008) was approximately $335,549.

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

Employees

The Company had no employees during the 20087 and 2007 fiscal years.

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

Financing

At April 30, 2008, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,450,000.  The loan accrues interest at prime less 1/2% and is payable in monthly installments of $12,608, with a balloon payment of $1,377,000 due October 2009.  The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building.  The building is located in an industrial park which contains many similar facilities.  Current rents for such facilities range from approximately $5.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2008, the Company leased its building to three tenants.  As of April 30, 2008, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2009	$493,816
2010	$375,721
Thereafter	$99,029

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured.  Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes.  Real estate taxes paid for calendar year 2008 were approximately $82,000.

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

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.            MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE	CLOSING BID
2007	HIGH	LOW
5/1/06 - 7/31/06	$.15	$.06
8/1/06 - 10/31/06	$.20	$.08
11/1/07 - 1/31/07	$.08	$.08
2/01/07 - 4/30/07	$.08	$.08

FYE	CLOSING BID
2008	HIGH	LOW
5/1/07 - 7/31/07	$.08	$.08
8/1/07 - 10/31/07	$.19	$.08
11/1/07 - 1/31/08	$.10	$.06
2/01/08 - 4/30/08	$.06	$.06

As of November 15, 2008, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at April 30, 2008:

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

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2008 compared to 2007)

Rental Income

The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during 2008 was $527,000, compared with $491,000 in 2007.  The increase in rental income was due to a higher level of occupancy at the building.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  These sales were $19,000 in 2007 compared to $2,000 in 2008.  The sales decrease was due to a decrease in demand for replacement parts.

Other Income

The Company generated other income of $44,000 in 2008, compared to $42,000 in 2007.  Other income in 2007 and 2006 principally consisted of interest income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $194,000 in 2008 and $235,000 in 2007.  The principal components were management fees ($36,000 in both 2008 and in 2007), taxes ($82,000 in 2008 and $90,000 in 2007), depreciation and amortization ($33,000 in 2008 and 27,000 in 2007), repairs and maintenance ($11,000 in 2008 and $34,000 in 2007) and insurance ($32,000 in 2008 and $27,000 in 2007).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in 2008 and $14,000 in 2007.

Administrative Expenses

The Company’s administrative expenses were $51,000 in 2008, compared to $45,000 in 2007.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $110,000 in 2008 compared to $107,000 in 2007.  The increase was attributable to an increase in the prime rate, which increased the interest on the Company’s mortgage loan.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $75,000 in 2008 and $48,000 in 2007.

Net Income

As a result of the foregoing factors, the Company had net income of $230,000 in 2008, compared to $153,000 in 2007.

Liquidity and Capital Resources

The Company’s cash increased by $244,000 during fiscal year 2008 compared with an increase of approximately $135,000 during fiscal year 2007.  The increase in 2008 in cash was primarily due to positive cash flow from operations.  As of April 30, 2008, the Company’s cash position was approximately $1,319,000.

At April 30, 2008, the Company’s principal financing consisted of a loan with a principal balance of $1,450,000 from a third party lender, secured by a lien on the Company’s building.  The loan bears interest at prime less 1/2%.  It is payable $12,600 per month, with a balloon payment October 2009 in the approximate amount of $1,377,000.  The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company’s obligations to make payments under existing, material contracts consists of the following:

•
The Company is obligated to make payments under its existing mortgage loan.  At April 30, 2008, the outstanding balance of the loan was $1,450,000.  The loan bears interest at prime less 1/2%.  The loan is repayable in monthly installments of approximately $12,600, with a balloon payment of approximately $1,382,000 due in October 2009.

•
The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $3,000 per month for management fees.  Accrued fees as of April 30, 2008 were $317,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures.  Accordingly, actual results could differ from these estimates.  The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-KSB, have been applied consistently as at April 30, 2008 and 2007, and for the years ended April 30, 2008 and 2007.  The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2008:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long Term Debt	$1,450,000	$1,450,000	-	-	-

Capital Lease Obligations	-	-	-	-	-

Operating Leases	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long Term Debt

TOTAL	$1,450,000	$1,450,000	-	-	-

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A          CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2008.  The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2008.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2008.

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

Angelo Napolitano, age 71 has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971.  Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

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

ITEM 10.         EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2008 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2008	$36,000	-
	2007	$36,000	-
	2006	$36,000	-

(1)           Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Options Granted in 2008

No stock options were granted by the Company in the 2008 fiscal year.

Aggregate Option Exercises in 2007 and Fiscal Year-End Option Values

The following table sets forth information with respect to the exercise of options in the 2008 fiscal year and the value of unexercised options held as of the end of the 2007 fiscal year held by the executive officer listed above.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/08	Value of Unexercised In-the-Money Options at 4/30/08 ($)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Angelo Napolitano	—	—	2,017,338 / 0	N/A

Management Agreement

In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee of $3,000. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board.  As of April 30, 2008, accrued management fees totaled $317,000.

Compensation of Directors

No amounts were paid to directors during the 2008 fiscal year for services as directors.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of November 1, 2008, the following persons beneficially owned 5% or more of the common stock of the Company:

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

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of April 30, 2008 were as follows:

Name and Address of Beneficial Owner	Amount Beneficial Owner (1)		Percent Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594	(2)	63.0	%(2)

(1)           Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2)           With respect to Mr. Napolitano’s shares, see Note (1) to the preceding table.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building.  The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board.  The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company.  No commissions were paid under this agreement for the 2008 fiscal year.

PART IV

ITEM 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets As of April 30, 2008 and 2007

Statements of Operations and (Deficit) for Years ended April 30, 2008 and 2007.

Statements of Changes in Shareholders (Deficiency) for Years ended April 30, 2008 and 2007

Statements of Cash Flows for Years ended April 30, 2008 and 2007

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws – Indemnification	(Note 1)
3.5	Amendment to By-laws —Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
10.2	Amended, Restated and Consolidated Promissory Note dated October 13, 1999 made by Miller Industries, Inc. in favor of City National Bank of Florida	(Note 5)
14.1	Code of Ethics	(Note 6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.
Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.

Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 1999.
Note 6	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 2004.
(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2008 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2008.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2007	Fiscal 2008
Fees billed by Larry Wolfe, CPA
Audit Fees(1)	$10,200	$10,500
Audit Related Fees (2)	3,090	3,133
Tax Fees(3)	500	500
All Other Fees (4)		—

Total	$13,790	$14,133

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees,” including registration statement filings.

(3)
Tax Fees consist of fees billed for professional services rendered for tax compliance, tax consultation and tax planning (domestic and international).  These services include assistance regarding federal, state and international tax compliance and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on December 15, 2008.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 15, 2008.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2008 and 2007, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2008.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2008 and 2007 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE
Certified Public Accountant
Miami, Florida
August 20, 2008

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2008 AND 2007

	2008	2007
ASSETS
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less: Accumulated Depreciation	843,540	826,613
Net Book Value	$389,168	$406,095

Other Assets:
Cash and Cash Equivalents	$1,318,950	$1,074,565
Accounts Receivable (Less Allowance for Doubtful Accounts of $15,000 and $3,000 in 2008 and 2007, respectively	14,525	4,619
Prepaid Expenses and Other Assets	9,469	5,516
Deferred Lease Incentive (Net of Accumulated Amortization - $50,802 in 2008 and $37,533 in 2007)	22,798	36,067
Loan Costs, Less Accumulated Amortization of $22,395 and $19,760 in 2008 and 2007, respectively	3,953	6,588
Deferred Tax Assets	183,000	170,000
Deferred Rent Receivable	16,192	24,262
Total Other Assets	$1,568,887	$1,321,617

TOTAL ASSETS	$1,958,055	$1,727,712

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Liabilities:
Mortgage and Notes Payable	$1,449,945	$1,493,075
Accounts Payable and Accrued Expenses	419,202	375,703
Tenant’s and Customers Deposits	69,650	69,650

Total Liabilities	$1,938,797	$1,938,428

Shareholders’ Deficiency:
Common Stock - $.05 par, 5,00,000 shares Authorized; 2,982,662 shares issued and Outstanding	$149,133	$149,133
Paid-In Capital	1,191,929	1,191,929
Deficit	(1,321,804)	(1,551,778)

Total Shareholders’ Equity (Deficiency)	$19,258	$(210,716)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,958,055	$1,727,712

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Revenues:
Rental Income	$527,320	$491,529
Hardware Sales (Net)	1,936	19,134
Other Income	43,811	42,364

Total Revenues	$573,067	$553,027

Expenses:
Rental Expenses (Except Interest)	$194,408	$234,562
Cost of Hardware Sales	—	13,802
Administrative	51,366	44,582
Interest	110,319	107,288

Total Expenses	$356,093	$400,234

Income Before Tax Provision	$216,974	$152,793

Provision (Benefit) for Income Tax:
Federal Income Tax	$63,323	$39,669
State Income Tax	11,658	8,129
Provision for Income Tax Before Realization of Prior Years’ Tax Benefit	$74,981	$47,798
Tax Benefits of Net Operating Loss Carryforward - Change in Valuation Allowance	(87,981)	(47,798)

Total Provision (Credit) for Income Tax (Net of Tax Benefits)	$(13,000)	$-

Net Income	$229,974	$152,793

Income per Common Share	$.08	$.05

Weighted Average Shares of Common Stock Outstanding (Basic and Diluted)	2,982,662	2,982,662

  See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
Cash Flows from Operating Activities:

Net Income	$229,974	$152,793
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	16,927	14,898
Amortization	15,904	11,708
Deferred Tax Asset Valuation Adjustment	(13,000)	-
Bad Debt Provision	12,000	3,000
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(21,906)	(7,619)
(Increase) Decrease in Deferred Rent Receivable	8,070	(16,340)
(Increase) Decrease in Prepaid Expenses and Other	(3,953)	23,496
Increase (Decrease) in Accounts Payable and Accruals	43,499	49,535
Increase (Decrease) in Tenant Security Deposits	-	8,909

Net Cash Provided by Operating Activities	$287,515	$240,380

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$-	$(50,487)

Net Cash (used by) Investing Activities	$-	$(50,487)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(43,130)	$(55,564)
Proceeds from Borrowings	-	-

Net Cash Provided by (used by) Financing Activities	$(43,130)	$(55,564)
Net Increase in Cash and Cash Equivalents	$244,385	$134,329

Cash and Cash Equivalents at the Beginning of Year	1,074,565	940,236
Cash and Cash Equivalents at the End of Year	$1,318,950	$1,074,565

Additional Cash Flow Information:

Cash Payments During the Year
Interest	$110,979	$106,351
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIENCY
YEARS ENDED APRIL 30, 2008 AND 2007

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	(Deficit)	Total

Balance at April 30, 2006	2,982,662	$149,133	$1,191,929	$(1,704,571)	$(363,509)

Net Income – 2007	-	-	-	152,793	152,793

Balance at April 30, 2007	2,982,662	$149,133	$1,191,929	$(1,551,778)	$(210,716)

Net Income – 2008	-	-	-	229,974	229,974

Balance at April 30, 2008	2,982,662	$149,133	$1,191,929	$(1,321,804)	$19,258

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

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

Real property and equipment, with an original cost of approximately $720,000, have been fully depreciated at April 30, 2008.

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

In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilution.  Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement.  The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive.  At April 30, 2008 potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares.

6.	Cash and Cash Equivalents -

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At April 30, 2008, and 2007 the Company’s uninsured bank balances approximated $376,000 and $970,000 respectively.  The Company’s Cash Equivalents at April 30, 2008 was composed of approximately $800,000 of U.S. Treasury Bills.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which is effective for fiscal years beginning after December 15, 1997.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.  The company does not have any comprehensive income for fiscal 2008 and 2007.

13.	Long-Lived Assets -

In August 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The Company adopted SFAS No. 144 on May 1, 2002 as required, and the statement is not expected to have a material impact on the Company’s results of operations or financial position.  Under SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values.  The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2008 based on a quoted market price.

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

Advertising costs are charged to operations in the period incurred.  The Company has not incurred any advertising costs for fiscal 2008 and 2007.

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

21.	Tenant’s Security Deposits -

The Company requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

22.	Fair Value Measurements -

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell as asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of SFAS No. 157 will have a material effect on the financial statements.

23.	Fair Value Option for Financial Assets and Financial Liabilities -

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

NOTE B - Mortgage and Notes Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2008	2007

7 1/4% note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $12,608 (including interest) with a final payment of approximately $1,377,000 due October, 2009.	$1,449,945	$1,493,075

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2009	$47,752
2010	1,402,193
Total	$1,449,945

Land, buildings and improvements, and insurance policies with an approximate cost of $1,222,000 and an approximate net book value of $389,168 are pledged as collateral for these obligations.

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2008	2007
Current
Deferred	$85,508	$51,326
Tax Benefit of Net Operating	(10,527)	(3,528)
Loss Carryforward	(87,981)	(47,798)

Total	$(13,000)	$-

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods.  The components of the net deferred tax asset at April 30, 2008 and 2007 are as follows:

	2008	2007

Properties and Equipment principally due to depreciation	$57,899	$53,067
Compensation – Value of Stock Option Granted	24,599	24,599
Provision for Bad Debts	5,640	1,128
Net operating loss carryforwards
(Net of $ 347,747 expired in 2007)	138,882	228,681
Total gross deferred tax assets	$227,020	$307,475
Less: Valuation allowance	44,020	137,475
Net Deferred Tax Asset	$183,000	$170,000

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.  The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.  The valuation allowance was decreased by approximately $13,000 for 2008, and remained constant for 2007.

At April 30, 2008, the Company had approximately $369,200 of Federal and State net operating loss carry’s forward available to offset future taxable income.  The State loss carryforwards are available indefinitely.  The Federal net operating loss carryforwards will expire as follows:

2009	$96,800
2011	100,000
2012	67,000
2013	105,000
2019	200

Total	$369,000

At April 30, 2008, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which may be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2008 and 2007 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2008		2007
		Percent of Pre-Tax		Percent of Pre-Tax
	Amount	Income	Amount	Income

Income before provision for income taxes	$216,974	100%	$152,793	100%

Computed expected tax expense	$73,771	34%	$51,950	34%
Federal tax (benefit) of State Income Tax	(3,964)	(2)	(2,764)	(2)
Sur Tax Exemption	(6,484)	(3)	(9,517)	(6)

Federal Tax Before Tax Benefits	63,323	29%	39,669	26%
Tax Benefits of Net Operating
Loss Carryforwards- Change in Valuation Allowance	(74,323)	(34)	(39,669)	(26)

Actual Federal Tax (Benefits)	$(11,000)	(5)%	$-0-	-0-

NOTE D - Rental Income

During 2008, the Company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2011.  Rental income approximated $527,000 and $489,000 for fiscal 2008 and 2007, respectively.  Rental income from these leases amounted to 100% of the total 2008 rental income and 99% of the total 2007 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2009	$493,816
2010	$375,721
Thereafter	$99,029

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:
	2008	2007
Bad Debt- Provision	$12,000	$3,000
Depreciation and Amortization	32,831	26,607
Insurance	15,321	32,046
Management Fees	36,000	36,000
Outside Services	2,099	1,874
Repairs and Maintenance	10,546	33,839
Utilities	3,491	11,269
Taxes	82,120	89,927

Totals	$194,408	$234,562

NOTE F - Administrative Expenses

Administrative expenses consisted of:
	2008	2007
Accounting and Legal	$24,868	$21,269
Office Supplies/Postage/Other	668	1,490
Stockholders’ Expenses	24,286	20,123
Telephone	1,544	1,700

Totals	$51,366	$44,582

NOTE G - Related Party Transactions

Management fees in the amount of $36,000 per year were incurred by the Company for 2008 and 2007 to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc.  Harnap Corp. was reimbursed for bookkeeping services, tenant improvements, repairs, and office supplies during fiscal 2008 and 2007 for approximately $18,000 for each year. Included in accounts payable is approximately $317,000 for 2008 and approximately  $281,000 for 2007 that is owned to Harnap Corp.  The mortgage is guaranteed by the company’s C.E.O. up to 50% of all sums due.

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

A summary of the status of the company’s stock option agreement as of April 30, 2008 and 2007, and changes during the years then ended were as follows:

	2008		2007
	Shares Subject To Option	Exercise Price Per Share	Shares Subject To Option	Exercise Price Per Share

Outstanding, May 1	$2,017,338	$.18	$2,017,338	$.18
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable, April 30	2,017,338	$.18	2,017,338	$.18

The following summarizes information concerning currently outstanding and exercisable options at April 30, 2008.

	Options Outstanding/ Exercisable
	Number Outstanding	Average Remaining
Exercise Price	At 4/30/08	Life

$.18	2,017,338	7.2

NOTE I – OTHER MATTERS AND SUBSEQUENT EVENTS

The Company’s building insurance policy excludes windstorm and hail coverage.  There has not been any claims for damages from windstorm or hail through August 7, 2008.