Form 10-Q
period 2008-07-31
MILLER INDUSTRIES INC
filed 2009-02-06
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-0996356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

16295 N.W. 13th Avenue., Miami, Florida 33169
(Address of Principal Executive Offices

(305) 621-0501
(Registrant’s telephone number, including area code

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. or a “smaller reporting issuer.”  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2008 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-QSB
July 31, 2008

-i-

MILLER INDUSTRIES, INC.
BALANCE SHEET
July 31, 2008
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and improvements	1,049,908
Machinery and equipment	11,106
Furniture and fixtures	10,251
Total cost		$1,232,708
Less: Accumulated depreciation		847,937
Net Book Value		$384,771

Other Assets:
Cash and Cash Equivalents	$1,424,130
Accounts Receivable (less Allowance for Doubtful Accounts of $15,000)	12,960
Deferred Tax Asset	164,000
Deferred Rent Receivable	13,110
Prepaid expenses and Other Assets	4,650
Deferred Lease Incentive (Net of Accumulated Amortization - $53,954)	19,646
Loan costs, Less Accumulated Amortization of $23,054	3,294
Total other assets		1,641,790
Total assets		$2,026,561

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgages and notes payable	$1,438,331
Accounts payable and accrued expenses	441,573
Tenant security deposits	69,650
Advance Billings	22,760
Total liabilities		$1,972,314

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,286,815)
Total Shareholders’ Equity		54,247
Total Liabilities and Shareholders’ Equity		$2,026,531

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
BALANCE SHEETS
April 30, 2008

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	843,540
Net Book Value	$389,168

Other Assets:
Cash	$1,318,950
Accounts Receivable (Less Allowance for Doubtful Accounts of $15,000)	14,525
Prepaid expenses and other assets	9,469
Deferred Lease Incentive (Net of Accumulated Amortization - $50,802)	22,798
Loan Costs, Less Accumulated Amortization of $22,395 in 2008	3,953
Deferred tax assets	183,000
Deferred Rent Receivable	16,192
Total Other Assets	$1,568,887
Total Assets	$1,958,055

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgages and Notes Payable	$1,449,945
Accounts Payable and Accrued Expenses	419,202
Tenants’ and Customers’ Deposits	69,650
Total Liabilities	$1,938,797

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,321,804)
Total Shareholders’ Equity	$19,258
Total Liabilities and Shareholders’ Equity	$1,958,055

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	7/31/08	7/31/07
Revenues:
Rental income	$123,803	$120,911
Hardware sales (Net)	47	583
Other income	5,491	11,827

Total revenue	$129,341	$133,321

Expenses:
Rental Expense (Except Interest)	$43,042	$37,440
Administrative	10,895	10,668
Interest	21,415	23,399
Total Expenses	$75,352	$71,507
Income Before Tax Provision	$53,989	$61,814

Provision for Income Tax:
Federal Income Tax	$16,000	$19,500
State Income Tax	3,000	3,500

Total Provision For Income Tax	$19,000	$23,000

Net Income	$34,989	$38,814

Income Per Common Share	$.01	$.01

Average shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	7/31/08	7/31/07
Cash Flows From Operating Activities:
Net income	$34,989	$38,814
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,396	3,975
Amortization	3,811	4,233
Deferred Tax Asset Valuation Adjustment	19,000	23,000
Changes in operating assets and liabilities	54,597	25,119
Net cash provided by operating activities	$116,793	$95,141

Cash Flows From Investing Activities:
Acquisition of property and equipment	$-	$-
Net cash (used in) investing activities	$-	$-

Cash Flows From Financing Activities:
Principal payments under borrowings	$(11,613)	$(10,164)
Addition to debt	-	-

Net cash provided by (used in) financing activities	$(11,613)	$(10,164)

Net increase in cash and cash equivalents	$105,180	$84,977

Cash at the beginning of Year	1,318,950	1,074,565
Cash at the end of Year	$1,424,130	$1.159. 542

Additional Cash Flow Information:
Cash paid for interest	$21,415	$23,399
Cash paid for income tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ending July 31, 2008 are not necessarily indicative of results that may be expected for the year ended April 30, 2009.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2008 and for the year ended April 30, 2008.

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

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05

Strike Price	$0.18

Expected Life	9.17 Years

Risk-Free Interest Rate	3.80%

Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at July 31, 2008.

	Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 7/31/06	Average Remaining Life

$ 0.18	2,017,338	6.8

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2008 Fiscal Year v. First Quarter of 2009 Fiscal Year)

Rental Income.  The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied and the level of rental rates.  Rental income during the first quarter of the 2009 fiscal year was $124,000, compared with $121,000 in the first quarter of 2008.

Hardware Sales (Net).  The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  Net sales were $50 in 2009 and $12,000 in 2008.

Other Income.  The Company generated other income of $5,000 in the first quarter of 2008 and $12,000 in 2007.  Other income in 2008 and 2007 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $43,000 in the first quarter of 2008 and $37,000 in the first quarter of 2007.  The increase was primarily due to higher insurance premiums and management fees.

Administrative Expenses.  The Company’s administrative expenses were $11,000 in both 2008 and 2007.

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $21,000 in 2009 compared to $23,000 in 2008.  The decrease in the amount of interest was attributable to an decrease in the prime rate.  The loan bears interest at prime less ½%.

Provision for Income Taxes.  The Company had a tax provision of $19,000 in 2008 and $23,000 in 2007.

Net Income.  As a result of the foregoing factors, the Company had net income of $35,000 in the first quarter of 2009, compared to $39,000 in the first quarter of 2008.

Liquidity and Capital Resources

The Company’s cash increased by $117,000 during the first three months of the 2009 fiscal year compared to an increase of $95,000 during the first three months of fiscal year 2008.  The increase in cash in 2008 was due to cash flow from operations.  As of July 31, 2008, the Company’s cash position was approximately $1,424,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2008.  The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2008.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2008.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: December 15, 2008	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer