Form 10-Q
period 2008-10-31
MILLER INDUSTRIES INC
filed 2009-10-22
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008 or

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days.

Yes ☐  No ☑

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
Yes ☐  No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2008 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-Q
October 31, 2008

i

MILLER INDUSTRIES, INC.
BALANCE SHEET
OCTOBER 31, 2008
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		852,333
Net Book Value		$380,375

Other Assets:
Cash and Cash Equivalents	$1,425,649
Accounts Receivable (less Allowance for Doubtful Accounts of $ 20,000)	17,024
Deferred Tax Asset	159,000
Prepaid Expenses and Other Assets	4,650
Deferred Lease Incentive (Net of Accumulated Amortization - $ 57,107)	16,493
Loan Costs, Less Accumulated Amortization of $ 23,712	2,636
Total Other Assets		1,625,016
TOTAL ASSETS		$2,005,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,426,506
Accounts Payable and Accrued Expenses	456,139
Tenant Security Deposits	48,950
Total Liabilities		$1,931,595

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,267,266)
Total Shareholders’ Equity		73,796
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,005,391

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2008

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	843,540
Net Book Value	$389,168

Other Assets:
Cash	$1,318,950
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 15,000)	14,525
Prepaid Expenses and Other Assets	9,469
Deferred Lease Incentive (Net of Accumulated Amortization - $50,802)	22,798
Loan Costs, Less Accumulated Amortization of $ 22,395 in 2008	3,953
Deferred Tax Assets	183,000
Deferred Rent Receivable	16,192
Total Other Assets	$1,568,887
TOTAL ASSETS	$1,958,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,449,945
Accounts Payable and Accrued Expenses	419,202
Tenants’ and Customers’ Deposits	69,650

Total Liabilities	$1,938,797

Shareholders’ Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,321,804)
Total Shareholders’ Equity	$19,258
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$1,958,055

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	Three Months Ended
	10/31/08	10/31/07

Revenues:
Rental Income	$134,062	$121,939
Hardware Sales (Net)	353	209
Other Income	9,778	12,879

Total Revenue	$144,193	$135,027
Expenses:
Rental Expense (Except Interest)	$82,842	$48,915
Administrative	10,803	9,240
Interest	25,999	28,724
Total Expenses	$119,644	$86,879
Income Before Tax Provision	$24,549	$48,148

Provision for Income Tax:
Federal Income Tax	$3,600	$10,500
State Income Tax	1,400	2,100

Total Provision for Income Tax	$5,000	$12,600

Net Income	$19,549	$35,548

Income per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	Six Months Ended
	10/31/08	10/31/07

Cash Flows From Operating Activities:

Net Income	$54,538	$74,362
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Bad Debts	15,027	-
Depreciation	8,793	7,807
Amortization	7,623	8,608
Deferred Tax Asset Valuation Adjustment	24,000	-
Changes in Operating Assets and Liabilities	20,157	94,153
Net Cash Provided by Operating Activities	$130,138	$184,930

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(23,439)	$(20,466)
Addition to Debt	-	-

Net Cash Provided by (Used in) Financing Activities	$(23,439)	$(20,466)

Net Increase in Cash and Cash Equivalents	$106,699	$164,464

Cash at the Beginning of Year	1,318,950	1,074,565
Cash at the End of Year	$1,425,649	$1,239,029

Additional Cash Flow Information:
Cash Paid for Interest	$25,999	$52,123
Cash Paid for Income Tax	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007
(UNAUDITED)

	Six Months Ended
	10/31/08	10/31/07

Cash Flows From Operating Activities:

Net Income	$54,538	$74,362
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Bad Debts	15,027	-
Depreciation	8,793	7,807
Amortization	7,623	8,608
Deferred Tax Asset Valuation Adjustment	24,000	-
Changes in Operating Assets and Liabilities	20,157	94,153
Net Cash Provided by Operating Activities	$130,138	$184,930

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(23,439)	$(20,466)
Addition to Debt	-	-

Net Cash Provided by (Used in) Financing Activities	$(23,439)	$(20,466)

Net Increase in Cash and Cash Equivalents	$106,699	$164,464

Cash at the Beginning of Year	1,318,950	1,074,565
Cash at the End of Year	$1,425,649	$1,239,029

Additional Cash Flow Information:
Cash Paid for Interest	$25,999	$52,123
Cash Paid for Income Tax	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month and the three month period ending October 31, 2008 are not necessarily indicative of results that may be expected for the year ended April 30, 2009.

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
OCTOBER 31, 2008
(UNAUDITED)

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	0.18
Expected Life	9.17 Years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at October 31, 2008.

	Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 10/31/08	Average Remaining Life

$0.18	2,017,338	6.5

NOTE D – LOSS OF TENANT:

A tenant, in the furniture industry, notified the Company that they can not continue to pay the rent for their space of approximately 23,700 square feet, as their business is off considerably due to the housing market and the economic down-turn.  The tenant vacated the premises prior to October 31, 2008.  Annual rental income that terminated October 31, 2008 amounted to approximately $ 142,600 for each year for fiscal 2008 and fiscal 2007.  At October 31, 2008 the Tenant owed the Company approximately $ 37,000 for past due rents, late fees, and other charges.  The two principals of the tenant personally signed a promissory note in favor of the Company for this amount.  The note is payable $ 2,314 per month beginning December 1, 2008 and continuing until the note is satisfied.  The Company has provided an allowance for doubtful accounts in this matter of approximately $ 20,000 at October 31, 2008.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2009 Fiscal Year Compared to Second Quarter of 2008 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the second quarter of the 2009 fiscal year was $134,000, compared with $122,000 in the second quarter of 2008.  Rental income increased due to the addition of a new tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales were $350 in 2009 and $200 in 2008.  The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $10,000 in the second quarter of 2009 and $13,000 in 2008.  Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $49,000 in the second quarter of 2008 compared to $83,000 in the second quarter of 2009.  The principal components were management fees ($9,000 in 2008 and $12,000 in 2009), taxes ($22,000 in 2008 and $36,000 in 2009), depreciation and amortization ($8,000 in 2008 and $8,000 in 2009) insurance ($4,000 in 2008 and $5,000 in 2009), and bad debt provision ($0 in 2008 and $15,000 in 2009).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in the second quarter of 2009 or in the second quarter of 2008.

Administrative Expenses

The Company's administrative expenses were $9,000 in 2008 and $11,000 in 2009.  They primarily consist of accounting and legal fees, and shareholders expenses.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $26,000 in 2009 compared to $29,000 in 2009.  The decrease in the amount of interest was attributable to an decrease in the prime rate.  The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a provision for income tax of $13,000 in 2008, compared to $5,000 in 2009, based upon the Company's income during the quarters.

Net Income

As a result of the foregoing factors, the Company had net income of $36,000 in the second quarter of 2008, compared to net income of $20,000 in the second quarter of 2009.

Results of Operations (First Half of 2009 Fiscal Year Compared to First Half of 2008 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the first half of the 2009 fiscal year was $258,000, compared with $243,000 in the first half of 2008.  Rental income increase due to the addition of a new tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales, net of cost of goods sold, were $400 in the first half of 2009 and $800 in 2008.  The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $15,000 in the first half of 2008 and $25,000 in the first half of 2008.  Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $126,000 in the first half of 2009 and $86,000 in the first half of 2008.  The $40,000 increase in 2009 was due to the higher taxes and higher provision for bad debts.

Administrative Expenses

The Company's administrative expenses were $22,000 in the first half of 2009, compared to $20,000 in 2008.  The increase was primarily due to higher accounting and legal fees.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $47,000 in the first half of 2009 compared to $52,000 in 2008.  The increase in the amount of interest was attributable to an increase in the prime rate.  The loan bears interest at prime plus ½%.

Provision for Income Taxes

The Company recorded a provision of $24,000 in the first half of 2009, and $36,000 in the first half of 2008, based upon the Company's income during these periods.

Net Income

As a result of the foregoing factors, the Company had net income of $55,000 in the first half of 2009, compared to net income of $74,000 in the first half of 2008.

Liquidity and Capital Resources

The Company's cash increased by $107,000 during the first six months of the 2009 fiscal year compared with an increase of $164,000 during the first six months of fiscal year 2008.  The increase in cash in 2009 was due to cash flow from operations.  As of October 31, 2008, the Company's cash position was approximately $1,426,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2008.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2008.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2008.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: October 9, 2009	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer