Form 10-Q
period 2009-01-31
MILLER INDUSTRIES INC
filed 2009-10-22
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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
Yes ☐  No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2009 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-Q
January 31, 2009

INDEX

i

MILLER INDUSTRIES, INC.
BALANCE SHEETS
January 31, 2009
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		855,908
Net Book Value		$376,800

Other Assets:
Cash and Cash Equivalents	$1,402,167
Accounts Receivable (less Allowance for Doubtful Accounts of $20,000)	16,917
Deferred Tax Asset	138,375
Prepaid Expenses and Other Assets	15,149
Deferred Lease Incentive (Net of Accumulated Amortization of $61,082)	12,518
Loan Costs, Less Accumulated Amortization of $24,371	1,977
Total Other Assets		1,587,103
Total Assets		$1,963,903

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Liabilities:
Mortgages and Notes Payable	$1,410,505
Accounts Payable and Accrued Expenses	396,424
Tenant Security Deposits	48,950
Total Liabilities		$1,855,879

Shareholders' Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,233,038)
Total Shareholders' Deficiency		(108,024)
Total Liabilities and Shareholders' Deficiency		$1,963,903

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

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Mortgages and Notes Payable	$1,449,945
Accounts Payable and Accrued Expenses	419,202
Tenants’ and Customers’ Deposits	69,650
Total Liabilities	$1,938,797

Shareholders' Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in capital	1,191,929
Deficit	(1,321,804)
Total Shareholders’ Equity	$19,258
Total Liabilities and Shareholders’ Equity	$1,958,055

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended January 31,
	2009	2008
Revenues:
Rental Income	$390,432	$404,128
Hardware Sales (Net)	400	901
Other Income	19,783	37,213

Total Revenue	$410,615	$442,242

Expenses:
Rental Expense (Except Interest)	$178,564	$128,606
Cost of Hardware Sales	-	-
Administrative	37,034	32,806
Interest	61,626	78,687
Total Expenses	$277,224	$240,099
Income (Loss) Before Tax Provision	$133,391	$202,143

Provision for Income Tax:
Federal Income Tax	$37,500	$60,000
State Income Tax	7,125	10,000

Total Provision for Income Tax	$44,625	$70,000

Net Income	$88,766	$132,143

Income per Common Share	$.03	$.04

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended January 31,
	2009	2008
Revenues:
Rental Income	$132,567	$161,278
Hardware Sales (Net)	-	109
Other Income	4,514	12,507

Total Revenue	$137,081	$173,894

Expenses:
Rental Expense (Except Interest)	$52,680	$42,251
Cost of Hardware Sales	-	-
Administrative	15,336	12,898
Interest	14,212	26,564
Total Expenses	$82,228	$81,713
Income (Loss) Before Tax Provision	$54,853	$92,181

Provision (Credit) for Income Tax:
Federal Income Tax	$17,900	$30,000
State Income Tax	2,725	4,400

Total Provision for Income Tax	$20,625	$34,400

Net Income	$34,228	$57,781

Income per Common Share	$.01	$.02

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended January 31,
	2009	2008
Cash Flows From Operating Activities:

Net Income	$88,766	$132,143
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Bad Debts	15,027	-
Deferred Rent Receivable Adjustment	16,192	-
Depreciation	13,026	11,382
Amortization	11,598	13,242
Deferred Tax Asset Valuation Adjustment	44,625	70,000
Changes in Operating Assets and Liabilities	(66,667)	(10,371)
Net Cash Provided by Operating Activities	$122,567	$216,396

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(39,440)	$(31,725)
Addition to Debt	-	-
Net Cash Provided by (Used in) Financing Activities	$(39,440)	$(31,725)

Net Increase in Cash	$83,217	$184,671

Cash at the Beginning of Year	1,318,950	1,074,565
Cash at the End of Year	$1,402,167	$1,259,236

Additional Cash Flow Information:
Cash Paid for Interest	$61,626	$78,687
Cash Paid for Income Tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period and the three month periods ending January 31, 2009 are not necessarily indicative of results that may be expected for the year ended April 30, 2009.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2008 and for the fiscal year ended April 30, 2008.

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

JANUARY 31, 2009
(UNAUDITED)

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05

Strike Price	0.18

Expected Life	9.17 Years

Risk-Free Interest Rate	3.80%

Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at January 31, 2009.

	Options Outstanding/Exercisable
Exercise Price	Number Outstanding at 1/31/08	Average Remaining Life
$0.18	2,017,338	7.42

NOTE D – LOSS OF TENANT:

A tenant, in the furniture industry, notified the Company that they cannot continue to pay the rent for their space of approximately 23,700 square feet, as their business is off considerably due to the housing market and the economic down-turn.  The tenant vacated the premises prior to October 31, 2008.  Annual rental income that terminated October 31, 2008 amounted to approximately $142,600 for each year for fiscal 2008 and fiscal 2007.  At October 31, 2008 the Tenant owed the Company approximately $37,000 for past due rents, late fees, and other charges.  The two principals of the tenant personally signed a promissory note in favor of the Company for this amount.  The note is payable $2,314 per month beginning December 1, 2008 and continuing until the note is satisfied.  The Company has provided an allowance for doubtful accounts in this matter of approximately $20,000 at October 31, 2008.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Three Quarters of 2009 Fiscal Year compared to First Three Quarters of 2008 Fiscal Year)

Rental Income.  The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the first three quarters of the 2009 fiscal year was $390,000, compared with $404,000 in the first three quarters of 2008.  The increase was due to the addition of a new tenant.

Hardware Sales.  The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales were $400 in 2009 and $900 in 2008.

Other Income.  The Company generated other income of $18,000 in the first three quarters of 2009 and $37,000 in 2008.  Other income in 2009 and 2008 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $179,000 in the first three quarters of 2009 compared to $129,000 in the first three quarters of 2008.  The principal components were management fees ($24,000 in 2009 and $27,000 in 2008), real estate taxes ($80,000 in 2009 and $61,000 in 2008), depreciation and amortization ($25,000 in 2009 and $25,000 in 2008) and insurance ($14,000 in 2009 and $11,000 in 2008).

Cost of Hardware Sales.  The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in the first three quarters of 2009 and 2008.

Administrative Expenses.  The Company's administrative expenses were $37,000 in 2009, compared to $33,000 in 2008.  They primarily consist of accounting and legal fees ($17,000 in 2009 compared to $17,000 in 2008), and shareholders expenses ($18,000 in 2009 and $13,000 in 2008).

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $62,000 in 2009 compared to $77,000 in 2008.  The increase in the amount of interest was attributable to an increase in the prime rate.  The loan bears interest at prime less ½%.

Provision for Income Taxes.  The Company had a tax provision of $45,000 in 2009.  In 2008, the Company had a tax provision of $70,000.

Net Income.  As a result of the foregoing factors, the Company had net income of $89,000 in the first three quarters of 2009, compared to $132,000 in the first three quarters of 2008.

Results of Operations (Third Quarter of 2009 Fiscal Year v. Third Quarter of 2008 Fiscal Year)

Rental Income.  Rental income during the third quarter of the 2009 fiscal year was $132,000, compared with $161,000 in the third quarter of 2008.  This decrease was due to the loss of a tenant.

Hardware Sales.  Hardware sales were less than not material in the third quarter of 2009 and 2008.

Other Income.  The Company generated other income of $5,000 in the third quarter of 2009 and $13,000 in 2008.  Other income in 2009 and 2008 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  Rental expense was $53,000 in the third quarter of 2009 and $42,000 in the third quarter of 2008.  The principal components were management fees ($10,000 in 2009 and $9,000 in 2008), taxes ($25,000 in 2009 and $19,000 in 2008), depreciation and amortization ($8,000 in 2009 and $8,000 in 2008) and insurance ($4,400 in 2009 and $4,000 in 2008).

Administrative Expenses.  The Company's administrative expenses were $15,000 in 2009 and $13,000 in 2008.  They primarily consist of accounting and legal fees ($7,800 in 2009 compared to $7,000 in 2008), and shareholders expenses ($4,000 in 2009 and 2008).

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $14,000 in 2009 compared to $27,000 in 2008.  The decrease in the amount of interest was attributable to an decrease in the prime rate.

Provision for Income Taxes  The Company recorded a provision for income tax of $21,000 in 2009 and $34,000 in 2008.

Net Income.  As a result of the foregoing factors, the Company had net income of $34,000 in the third quarter of 2009, compared to $57,000 in the third quarter of 2008.

Liquidity and Capital Resources

The Company's cash increased by $83,000 during the first nine months of the 2009 fiscal year compared with an increase of $185,000 during the first nine months of fiscal year 2008.  The increase in cash in 2009 was due to $123,000 in cash flow from operations.  As of January 31, 2009, the Company's cash position was approximately $1,402,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2009.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2009.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2009.

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