Form 10-K
period 2009-04-30
MILLER INDUSTRIES INC
filed 2009-10-22
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

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

Common Stock, $.05 Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at April 30, 2009 was $223,000.

As of September 10, 2009, there were 2,982,662 shares of the registrant’s common stock outstanding.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such forward looking statements represent the Company’s expectations and beliefs including, but not limited to, statements concerning the Company’s operations, performance, financial condition, growth or strategies.  For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward looking statements.  Without limiting the generality of the foregoing, words such as  “may,” “will,” “expect,” “believe,” “estimate,” “anticipate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward looking statements.  The statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control, and actual results may differ materially depending on a variety of important factors, including but not limited to the potential impact of changes in interest rates, competition, credit risks and collateral, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, and regulatory supervision.

ITEM 1.          BUSINESS

General

Miller Industries, Inc. (the “Company”) was incorporated under the laws of the State of Florida on January 21, 1963. The administrative offices of the Company are located at 16295 N.W. 13th Avenue, Miami, Florida 33169, and its telephone number is (305) 621-0501.

The Company’s business is the ownership and management of a 98,000 square feet warehouse located in Miami, Florida.

Employees

The Company had no employees during the 2009 and 2008 fiscal years.

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

Financing

At April 30, 2009, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,394,000.  The loan accrues interest at 4.0% per annum and is payable in monthly installments of $10,000, with a balloon payment of $1,377,000 due October 2009.  The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building.  The building is located in an industrial park which contains many similar facilities.  Current rents for such facilities range from approximately $5.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2009, the Company leased its building to [three] tenants.  As of April 30, 2009, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2010	$327,000
2011	$145,000
Thereafter	$206,000

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured.  Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes.  Real estate taxes paid for calendar year 2009 were approximately $106,000.

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

In June, 2009, the Company entered into a settlement agreement in which it agreed to settle any potential claims for a payment of $9,100.

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

ITEM 4.          SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

FYE	CLOSING BID
2009	HIGH	LOW
5/1/08 - 7/31/08	$.06	$.052
8/1/08 - 10/31/08	$.052	$.045
11/1/09 - 1/31/09	$.045	$.045
2/01/09 - 4/30/09	$.045	$.045

FYE	CLOSING BID
2008	HIGH	LOW
5/1/07 - 7/31/07	$.08	$.08
8/1/07 - 10/31/07	$.19	$.08
11/1/07 - 1/31/08	$.10	$.06
2/01/08 - 4/30/08	$.06	$.06

As of September 10, 2009, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at April 30, 2009:

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

ITEM 6.          SELECTED FINANCIAL DATA
Not Applicable

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2008 compared to 2009)

Rental Income

The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during 2008 was $527,000, compared with $481,000 in 2009.  The increase in rental income was due to a higher level of occupancy at the building.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  These sales (net of cost of goods sold) were $500 in 2009 compared to $1,900 in 2008.  The sales decrease was due to a decrease in demand for replacement parts.

Other Income

The Company generated other income of $44,000 in 2008, compared to $22,000 in 2009.  Other income in 2008 and 2009 principally consisted of interest income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $194,000 in 2008 and $240,000 in 2009.  The principal components were management fees ($36,000 in 2008 and $43,000 in 2009), taxes ($82,000 in 2008 and $106,000 in 2009), depreciation and amortization ($33,000 in 2008 and $31,000 in 2009), repairs and maintenance ($11,000 in 2008 and $9,000 in 2009) and insurance ($15,000 in 2008 and $25,000 in 2009).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in 2008 and 2009.

Administrative Expenses

The Company’s administrative expenses were $48,000 in 2009, compared to $51,000 in 2008.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $79,000 in 2009 compared to $110,000 in 2008.  The decrease was attributable to a decrease in the interest rate on the Company’s mortgage loan.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $75,000 in 2008 and $41,000 in 2009.  In 2009, the Company also recorded a change of $131,000 in its valuation allowance related to its net operation loss carryforwards due to the decline in the Company’s profitability.

Net Income

As a result of the foregoing factors, the Company had a net loss of $36,000 in 2009, compared to a net income of $230,000 in 2009.

Liquidity and Capital Resources

The Company’s cash increased by $244,000 during fiscal year 2008 compared with an increase of approximately $159,000 during fiscal year 2009.  The increase in 2009 in cash was primarily due to positive cash flow from operations.  As of April 30, 2009, the Company’s cash position was approximately $1,478,000.

At April 30, 2009, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,394,000 from a third party lender, secured by a lien on the Company’s building.  The loan bears interest at 4% per annum.  It is payable $10,000 per month, with a balloon payment October 2009 in the approximate amount of $1,377,000.  The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.  The Company expects to renew the loan in October 2009.

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

The Company’s obligations to make payments under existing, material contracts consists of the following:

•
The Company is obligated to make payments under its existing mortgage loan.  At April 30, 2009, the outstanding balance of the loan was $1,394,000.  The loan bears interest at 4% per annum.  The loan is repayable in monthly installments of approximately $10,000, with a balloon payment of approximately $1,377,000 due in October 2009.

•
The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $3,500 per month for management fees.  Accrued fees as of April 30, 2009 were $317,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures.  Accordingly, actual results could differ from these estimates.  The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2009 and 2008, and for the years ended April 30, 2009 and 2008.  The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2009:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long Term Debt	$1,394,000	$1,394,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Debt
TOTAL	$1,394,000	$1,394,000	-	-	-

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2009.  The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2009.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2009.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

Name	Position	Officer Since	Director Since

Angelo Napolitano	President, Chief Executive Officer, and Chairman of the Board of Directors	1992	1988

Each director is elected for a period of one (1) year, or until his successor is duly elected by the shareholders. Officers serve at the will of the Board of Directors.

Angelo Napolitano, age 72 has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971.  Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, all of the Company’s directors and officers have filed reports on a timely basis.

Audit Committee Financial Expert

The Company has determined that it does not have an audit committee financial expert.  The Company has not been able to identify an individual willing to serve as an audit committee financial expert for the Company.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s officers and persons performing similar functions.

ITEM 11.       EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2009 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2009	$43,000	-
	2008	$36,000	-
	2007	$36,000	-

(1)           Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Options Granted in 2009

No stock options were granted by the Company in the 2009 fiscal year.

Aggregate Option Exercises in 2009 and Fiscal Year-End Option Values

The following table sets forth information with respect to the exercise of options in the 2009 fiscal year and the value of unexercised options held as of the end of the 2009 fiscal year held by the executive officer listed above.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/09	Value of Unexercised In-the- Money Options at 4/30/09 ($)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Angelo Napolitano	—	—	2,017,338 / 0	N/A

Management Agreement

In October 1992, the Company agreed to pay Harnap Corp. a monthly management fee, which is currently $3,500 per month.  Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board.  As of April 30, 2009, accrued management fees totaled $317,000.

Compensation of Directors

No amounts were paid to directors during the 2009 fiscal year for services as directors.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of September 10, 2009, the following persons beneficially owned 5% or more of the common stock of the Company:

Name and Address of Beneficial Owner	Amount Beneficial Owner		Percent Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594	(1)	63.0%

Elizabeth Schuldiner Revocable Trust u/a 3/20/90 (2) 80 West 12th Street New York, NY 10011	220,567		7.4%

Walter P. Carucci (3) Uncle Mills Partners (3) c/o Carr Securities Corp. (3) 14 Vanderventer Avenue Suite 210 Port Washington, NY 11050	273,394		9.2%

(1)           Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano.  Mr. Napolitano is entitled to acquire an additional 2,017,338 shares under outstanding stock options.

(2)           Based on information disclosed in a Schedule 13G filed with the Securities and Exchange Commission (“SEC”) on June 9, 2006.  Elizabeth Schuldiner Revocable Trust has sole voting and investment power with respect to the shares.

(3)           Based on information disclosed in a Schedule 13G filed with the SEC on February 17, 2009.  Walter P. Carucci and Uncle Mills Partners have identified themselves as a “group” as that term is used in the Securities Exchange Act of 1934, as amended.  Walter P. Carucci has sole voting and investment power with respect to 100,889 shares.  Uncle Mills Partners has sole and investment power with respect to 172,505 shares.

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of September 10, 2009 were as follows:

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

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building.  The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board.  The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company.  No commissions were paid under this agreement for the 2009 fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2009 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2009.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2009	Fiscal 2008
Fees billed by Larry Wolfe, CPA
Audit Fees(1)	$15,100	$13,633
Audit Related Fees (2)	$—	—
Tax Fees(3)	$750	500
All Other Fees (4)	—	—

Total	$15,850	$14,133

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

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-KSB

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2009 and 2008

Statements of Operations for Years ended April 30, 2008 and 2007.

Statements of Changes in Shareholders Equity (Deficiency) for Years ended April 30, 2009 and 2008

Statements of Cash Flows for Years ended April 30, 2009 and 2008

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws – Indemnification	(Note 1)
3.5	Amendment to By-laws —Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
10.2	Amended, Restated and Consolidated Promissory Note dated October 13, 1999 made by Miller Industries, Inc. in favor of City National Bank of Florida	(Note 5)
14.1	Code of Ethics	(Note 6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.

Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.
Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 1999.
Note 6	Incorporated by reference from the Form 10-KSB filed with the Commission for the fiscal year ended April 30, 2004.
(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on October 9, 2009.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 9, 2009.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2009 and 2008, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2009.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2009 and 2008 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe

LARRY WOLFE
Certified Public Accountant

Miami, Florida
August 18, 2009

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2009 AND 2008

ASSETS

	2009	2008
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less Accumulated Depreciation	860,467	843,540
Net Book Value	$372,241	$389,168

Other Assets:
Cash and Cash Equivalents	1,477,521	1,318,950
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 15,000 in 2009 and 2008	10,561	14,525
Prepaid Expenses and Other Assets	2,095	9,469
Deferred Lease Incentive (Net of Accumulated Amortization - $ 53,403 in 2009 and $50,802)	4,195	22,798
Loan Costs, Less Accumulated Amortization of $25,030 and $22,395 in 2009 and 2008, respectively	1,318	9,953
Deferred Tax Assets	11,000	183,000
Deferred Rent Receivable	––	16,192
Total Other Assets	$1,506,690	1,568,887

TOTAL ASSETS	$1,878,931	$1,958,055

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Liabilities:
Mortgage and Notes Payable	$1,394,343	$1,449,945
Accounts Payable and Accrued Expenses	428,301	419,202
Tenant’s Deposits and Advance Rent	72,640	69,650

Total Liabilities	$1,895,284	$1,938,797

Shareholders’ Deficiency:

Common Stock - $.05 par, 5,00,000 shares Authorized; 2,982,662 shares issued and Outstanding	$149,133	$149,133
Paid-In Capital	1,191,929	1,191,929
Deficit	(1,357,415)	(1,321,804)

Total Shareholders’ Equity (Deficiency)	$(16,353)	$19,258

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$1,878,931	$1,958,055

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008
Revenues:
Rental Income	$480,742	$527,320
Hardware Sales (Net)	501	1,936
Other Income	21,741	43,811

Total Revenues	$502,984	$573,067

Expenses:
Rental Expenses (Except Interest)	$239,748	$194,408
Cost of Hardware Sales	-	-
Administrative	48,293	51,366
Interest	78,554	110,319

Total Expenses	$366,595	$356,093

Income Before Tax Provision	$136,389	$216,974

Provision (Benefit) for Income Tax:
Federal Income Tax	$33,624	$63,323
State Income Tax	7,226	11,658
Provision for Income Tax Before Realization of Prior Years’ Tax Benefit	$40,850	$74,981
Tax Benefits of Net Operating Loss Carryforward - Change in Valuation Allowance	131,150	(87,981)

Total Provision (Credit) for Income Tax (Net of Tax Benefits) and Change in Valuation Allowance	$172 ,000	$(13,000)

Net Income (Loss)	$(35,611)	$229,974

Income (Loss) per Common Share	$(.01)	$.08

Weighted Average Shares of Common Stock Outstanding
(Basic and Diluted)	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2009 AND 2008

	2009	2008
Cash Flows from Operating Activities:

Net Income (Loss)	$(35,611)	$229,974
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	16,927	16,927
Amortization	14,304	15,904
Deferred Tax Asset Valuation Adjustment	172.000	(13,000)
Bad Debt Provision	10,027	12,000
Loss on Deferred Lease Incentives	6,934	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	3,964	(21,906)
(Increase) Decrease in Deferred Rent Receivable	6,165	8,070
(Increase) Decrease in Prepaid Expenses and Other	7,374	(3,953)
Increase (Decrease) in Accounts Payable and Accruals	9,099	43,499
Increase (Decrease) in Tenant Deposits and Advances	2,990	-

Net Cash Provided by Operating Activities	$214,173	$287,515

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$-	$-

Net Cash (used by) Investing Activities	$-	$-

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(55,602)	$(43,130)
Proceeds from Borrowings	-	-

Net Cash Provided by (used by) Financing Activities	$(55,602)	$(43,130)

Net Increase in Cash and Cash Equivalents	$158,571	$244,385

Cash and Cash Equivalents at the Beginning of Year	1,318,950	1,074,565
Cash and Cash Equivalents at the End of Year	$1,477,521	$1,318,950

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$80,733	$110,979
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2009 AND 2008

	Common Stock

	Shares	Additional	Paid-In
	Issued	Amount	Capital	(Deficit)	Total

Balance at April 30, 2007	2,982,662	149,133	$1,191,929	$(1,551,778)	$(210,716)

Net Income - 2008	-	-	-	229,974	229,974

Balance at April 30, 2008	2,982,662	$149,133	$1,191,929	$(1,321,804)	$19,258

Net (Loss)–2009	-	-	-	(35,611)	(35,611)

Balance at April 30, 2009	2,982,662	$149,133	$1,191,929	$(1,357,415)	$(16,353)

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009  AND  2008

NOTE A - Summary of Significant Accounting Policies

1.	Nature of Business -

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

Property is carried at cost.  The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset.  These service lives are generally as follows:

Building and Improvements	10 to 30 years
Machinery and Equipment	7 years
Furniture and Fixtures	7 years

Real property and equipment, with an original cost of approximately $ 720,000, have been fully depreciated at April 30, 2009.

3.	Deferred Costs -

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

In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilution.  Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement.  The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive.  At April 30, 2009 potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares.

6.	Cash and Cash Equivalents –

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2009, and 2008 the Company’s uninsured bank balances approximated $1,173,000 and $ 376,000 respectively. The Company’s Cash Equivalents at April 30, 2008 was composed of approximately $ 800,000 of U.S. Treasury Bills.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 49%  of Revenue.  Tenant “B” 33% of Revenue.  Tenant “C” 17% of Revenue.

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

Miller Industries, Inc.
Notes to Financial Statements

11.	Use of Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes Actual results could differ from those estimates.  The most significant estimates included in the preparation of the financial statements are related to income taxes, asset lives, accruals and valuation allowances.

12.	Comprehensive Income -

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which is effective for fiscal years beginning after December 15, 1997.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.  The company does not have any comprehensive income for fiscal 2009 and 2008.

13.	Long-Lived Assets -

In August 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The Company adopted SFAS No. 144 on May 1, 2002 as required, and the statement is not expected to have a material impact on the Company’s results of operations or financial position.  Under SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values.  The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2009 based on a quoted market price.

Miller Industries, Inc.
Notes to Financial Statements

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

Miller Industries, Inc.
Notes to Financial Statements

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

The Company has not initiated benefit plans to date which would require disclosure under the statement.

18.	Advertising Costs -

Advertising costs are charged to operations in the period incurred.  The Company has not incurred any advertising costs for fiscal 2009 and 2008.

19.	Business Concentrations –

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

Miller Industries, Inc.
Notes to Financial Statements

21.	Tenant’s Security Deposits –

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

23.	Fair Value Option for Financial Assets and Financial Liabilities -

In February 2007, the FASB issued SFAS No. 159, “ The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

Miller Industries, Inc.
Notes to Financial Statements

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2009	2008
4% note payable, collateralized by mortgage on land and building, improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $10,071 (including interest) with a final payment of approximately $1,377,000 due October 2009.	$1,394,343	$1,449,945

Payments of principal required on the foregoing debt are as follows:
Fiscal Year
Ending
2010	1,394,343
Thereafter	-
Total	$1,394,343

Land, buildings and improvements,  with an approximate cost of $1,222,000 and an approximate net book value of $ 381,900 are pledged as collateral for these obligations.

NOTE C – Income Taxes

The provision (benefit) for income taxes consists of the following:

	2009	2008

Current	$42,423	$85,508
Deferred	(1,573)	(10,527)
Tax Benefit of Net Operating
Loss Carryforward and Addition to Valuation Allowance	131,150	(87,981)

Total	$172,000	$(13,000)

Miller Industries, Inc.
Notes to Financial Statements

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods.  The components of the net deferred tax asset at April 30, 2009 and 2008 are as follows:

	2009	2008
Properties and Equipment principally due to depreciation	$59,296	$57,899
Compensation – Value of Stock Option Granted	24,599	24,599
Provision for Bad Debts	5,640	5,640
Net operating loss carry forward (Net of $ 347,747 expired in 2007)	87,600	138,882
Total gross deferred tax assets	$177,135	$227,020
Less: Valuation allowance	166,135	44,020
Net Deferred Tax Asset	$11,000	$183,000

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.  The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.  The valuation allowance was increased by approximately $172,000 for 2009, and decreased by approximately $ 13,000 for 2008.

At April 30, 2009, the Company had approximately $ 233,000 of Federal and State net operating loss carry’s forward available to offset future taxable income. The net operating loss carryforwards will expire as follows:

2011	$60,000
2012	67,500
2013	105,300
2019	200

Total	$233,000

At April 30, 2009, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which my be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2009 and 2008 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

Miller Industries, Inc.
Notes to Financial Statements

	2009		2008
	Percent		Percent
	Of Pre-Tax		Of Pre-Tax
	Amount	Income	Amount	Income
Income before provision for income taxes	$136,389	100%	$216,974	100%

Computed expected tax expense	$46,372	34%	$73,771	34%
Federal tax (benefit) of State Income Tax	(2,457)	(2)	(3,964)	(2)
Sur Tax Exemption	(10,291)	(7)	(6,484)	(3)

Federal Tax Before Tax Benefits	$33,624	25%	$63,323	29%
Tax Benefits of Net Operating Loss Carryforwards- Change in Valuation Allowance	113,376	83	(74,323)	(34)

Actual Federal Tax (Benefits)	$147,000	108%	$(11,000)	(5	) %

NOTE D - Rental Income

During 2009 the company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2013.  Rental income approximated $ 481,000 and $ 527,000 for fiscal 2009 and 2008, respectively.  Rental income from these leases amounted to 99 % of the total 2009 rental income and 100 % of the total 2008 rental income.

Effective October 31, 2008 a tenant leasing approximately 23,800 square feet vacated the building and it’s lease obligations.  For the year ended April 30, 2009 The Company charged to expense deferred rent receivable for approximately $ 10,000 and Deferred Lease Incentives in the approximate amount of $ 7,000 in connection with this tenant.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2010	$327,234
2011	$145,318
2012	$145,318
Thereafter	$60,550

Miller Industries, Inc.
Notes to Financial Statements

NOTE E -  (Rental Expenses (Except for Interest)

Rental expenses consisted of:

	2009	2008
Bad Debt- Provision	$10,027	$12,000
Commissions and Consulting	3,682	-
Depreciation and Amortization	31,231	32,831
Insurance	25,125	15,321
Loss on Deferred Lease Incentives	6,934	-
Management Fees	43,000	36,000
Outside Services	2,399	2,099
Repairs and Maintenance	8,656	10,546
Utilities	2,518	3,491
Taxes	106,176	82,120

Totals	$239,748	$194,408

NOTE F - Administrative Expenses

Administrative expenses consisted of:

	2009	2008
Accounting and Legal	$22,474	$24,868
Office Supplies/Postage/Other	542	668
Stockholders’ Expenses	24,309	24,286
Telephone	968	1,544

Totals	$48,293	$51,366

NOTE G - Related Party Transactions

Management fees in the amount of $43,000 for 2009 and $36,000 for 2008 were incurred by the Company to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc.  Harnap Corp. was reimbursed for bookkeeping services, tenant improvements, repairs, and office supplies during fiscal 2009 and 2008 for approximately $ 18,000 for each year. Included in accounts payable is approximately $ 317,000 for 2009  and 2008 that is owned to Harnap Corp.  The mortgage is guaranteed by the Company’s Chairman for up to 50% of all sums due.

Miller Industries, Inc.
Notes to Financial Statements

NOTE H – Stock Option Agreement

On June 30, 2005 the Company issued stock options to Angelo Napolitano in exchange for the benefits he has provided to the Company through his personal guarantee of the company’s bank loan, and the services rendered by Mr. Napolitano in his capacity as the company’s sole officer and director.  The options vest 100% at the grant date and expire in 10 years from the grant date.  The company granted options to Mr. Napolitano to purchase up to 2,017,338 shares of the Company’s Common Stock during the term of the Options at a price equal to $ .18 per share (Exercise Price).

The average fair values of the options granted during fiscal 2006 were estimated at  $.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

2006
Stock Price	$.05
Strike Price	.18
Expected Life	9.17 years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

A summary of the status of the company’s stock option agreement as of April 30, 2009 and 2008, and changes during the years then ended were as follows:

	2009		2008
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share

Outstanding, May 1	$2,017,338	$.18	$2,017,338	$.18
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable,
April 30	2,017,338	.18	2,017,338	.18

Miller Industries, Inc.
Notes to Financial Statements

The following summarizes information concerning currently outstanding and exercisable options at April 30, 2009.

Options Outstanding/ Exercisable
	Number	Average
	Outstanding	Remaining
Exercise Price	At 4/30/09	Life

$.18	2,017,338	6.2

NOTE I – Other Matters, and Subsequent Events

The Company’s building insurance policy thru May 15, 2009 excludes windstorm and hail coverage.  Effective May 15, 2009 Windstorm and Hail coverage was included in the Company’s building insurance policy.

On May 21, 2009, the Company paid $ 9,114 to settle it’s liability for environmental remediation costs at the seaboard chemical site in Jamestown, North Carolina.  This amount had been accrued for.