Form 10-Q
period 2009-07-31
MILLER INDUSTRIES INC
filed 2009-10-22
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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
Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2009 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-Q
July 31, 2009

INDEX

i

MILLER INDUSTRIES, INC.
BALANCE SHEET
JULY 31, 2009
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		864,041
Net Book Value		$368,667

Other Assets:
Cash and Cash Equivalents	$1,485,296
Accounts Receivable (less Allowance for Doubtful Accounts of $ 15,000)	3,999
Deferred Tax Asset	18,000
Deferred Rent Receivable	-
Prepaid Expenses and Other Assets	22,264
Deferred Lease Incentive (Net of Accumulated Amortization - $ 56,978)	620
Loan Costs, Less Accumulated Amortization of $ 25,688	660
Total Other Assets		1,530,839
TOTAL ASSETS		$1,899,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,400,037
Accounts Payable and Accrued Expenses	434,932
Tenant Security Deposits	49,450
Total Liabilities		$1,884,419

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,325,975)
Total Shareholders’ Equity		15,087
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,899,506

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2009

ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	860,467
Net Book Value	$372,241

Other Assets:
Cash	$1,477,521
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 15,000)	10,561
Prepaid Expenses and Other Assets	2,095
Deferred Lease Incentive (Net of Accumulated Amortization - $53,403)	4,195
Loan Costs, Less Accumulated Amortization of $ 25,030 in 2009	1,318
Deferred Tax Assets	11,000
Deferred Rent Receivable
Total Other Assets	$1,506,690
TOTAL ASSETS	$1,878,931

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Liabilities:
Mortgage and Notes Payable	$1,394,343
Accounts Payable and Accrued Expenses	428,301
Tenants’ and Customers’ Deposits	72,640

Total Liabilities	$1,895,284

Shareholders’ Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,357,415)
Total Shareholders’ Deficiency	$(16,353)
TOTAL LIABILITIES AND
SHAREHOLDERS’ DEFICIENCY	$1,878,931

See Accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	7/31/09	7/31/08

Revenues:
Rental Income	$92,618	$123,803
Hardware Sales (Net)	83	47
Other Income	1,746	5,491

Total Revenue	$94,447	$129,341
Expenses:
Rental Expense (Except Interest)	$47,519	$43,042
Administrative	11,226	10,895
Interest	11,264	21,415
Total Expenses	$70,009	$75,352
Income Before Tax Provision	$24,438	$53,989

Provision for Income Tax:
Federal Income Tax	$5,000	$16,000
State Income Tax	1,500	3,000
Tax Benefits of Net Operating Loss
Carryforward and change in Valuation Allowance	(13,500)	-
Total Provision (Credit) for Income Tax (Net of Tax Benefits and Change in Valuation Allowance)	$(7,000)	$19,000

Net Income	$31,438	$34,989

Income per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	7/31/09	7/31/08

Cash Flows From Operating Activities:

Net Income	$31,438	$34,989
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	4,232	4,396
Amortization	3,576	3,811
Deferred Tax Asset Valuation Adjustment	(7,000)	19,000
Changes in Operating Assets and Liabilities	(23,553)	54,597
Net Cash Provided by Operating Activities	$8,693	$116,793

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(20,874)	$(11,613)
Addition to Debt	19,956	-

Net Cash Provided by (Used in) Financing Activities	$(918)	$(11,613)

Net Increase in Cash and Cash Equivalents	$7,775	$105,180

Cash at the Beginning of Year	1,477,521	1,318,950
Cash at the End of Year	$1,485,296	$1,424,130

Additional Cash Flow Information:
Cash Paid for Interest	$13,889	$21,415
Cash Paid for Income Tax	$-	$-

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ending July 31, 2009 are not necessarily indicative of results that may be expected for the year ended April 30, 2010.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2009 and for the year ended April 30, 2009.

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
JULY 31, 2009

(UNAUDITED)

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price		$0.05
Strike Price		0.18
Expected Life	9.17	Years
Risk-Free Interest Rate		3.80%
Volatility		79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at July 31, 2009.

	Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 7/31/09	Average Remaining Life

$0.18	2,017,338	5.9

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2009 Fiscal Year compared to First Quarter of 2010 Fiscal Year)

Rental Income.  The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied and the level of rental rates.  Rental income during the first quarter of the 2010 fiscal year was $93,000, compared with $124,000 in the first quarter of 2009.  The decrease is due to the loss of a tenant.

Hardware Sales (Net).  The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  Net sales were immaterial in 2009 and in 2008.

Other Income.  The Company generated other income of $2,000 in the first quarter of fiscal year 2010 and $5,000 in 2009.  Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $48,000 in the first quarter of fiscal year 2010 and $43,000 in the first quarter of 2009.  The increase was primarily due to higher insurance premiums and management fees.

Administrative Expenses.  The Company’s administrative expenses were $11,000 in both the first quarter of fiscal years 2010 and 2009.

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $11,000 in the first quarter of fiscal year 2010 compared to $21,000 in 2009.  The decrease in the amount of interest was attributable to an decrease in the interest rate.

Provision for Income Taxes.  The Company had a tax provision of $7,000 in the first quarter of fiscal 2010 and $19,000 in 2009.

Net Income.  As a result of the foregoing factors, the Company had net income of $31,000 in the first quarter of fiscal year 2010, compared to $35,000 in the first quarter of 2009.

Liquidity and Capital Resources

The Company’s cash increased by $7,000 during the first three months of the 2010 fiscal year compared to an increase of $105,000 during the first three months of fiscal year 2009.  The increase in cash in 2010 was due to cash flow from operations.  As of July 31, 2009, the Company’s cash position was approximately $1,485,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2009.  The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2009.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2009.

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