Form 10-Q
period 2009-10-31
MILLER INDUSTRIES INC
filed 2011-01-24
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009 or

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
Yes ☐ No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2009 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-Q
October 31, 2009

INDEX

i

MILLER INDUSTRIES, INC.
BALANCE SHEET
OCTOBER 31, 2009
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		867,614
Net Book Value		$365,094

Other Assets:
Cash and Cash Equivalents	$1,496,200
Accounts Receivable (less Allowance for Doubtful Accounts of $6,000)	5,570
Deferred Tax Asset	19,000
Prepaid Expenses and Other Assets	49,839
Deferred Lease Incentive (Net of Accumulated Amortization - $57,598)	-
Loan Costs, Less Accumulated Amortization of $26,347	-
Total Other Assets		1,570,609
TOTAL ASSETS		$1,935,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,379,480
Accounts Payable and Accrued Expenses	451,481
Tenant Security Deposits	49,450
Total Liabilities		$1,880,441

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,285,770)
Total Shareholders’ Equity		55,292
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,935,703

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2009

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	860,467
Net Book Value	$372,241

Other Assets:
Cash	$1,477,521
Accounts Receivable (Less Allowance for Doubtful Accounts of $15,000)	10,561
Prepaid Expenses and Other Assets	2,095
Deferred Lease Incentive (Net of Accumulated Amortization - $53,403)	4,195
Loan Costs, Less Accumulated Amortization of $25,030 in 2008	1,318
Deferred Tax Assets	11,000
Deferred Rent Receivable	-
Total Other Assets	$1,506,690
TOTAL ASSETS	$1,878,931

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,394,343
Accounts Payable and Accrued Expenses	428,301
Tenants’ and Customers’ Deposits	72,640

Total Liabilities	$1,895,284

Shareholders’ Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,357,415)
Total Shareholders’ Equity	$(16,353)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,878,931

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended
	10/31/09	10/31/08

Revenues:
Rental Income	$93,649	$134,062
Hardware Sales (Net)	97	353
Other Income	1,740	9,778

Total Revenue	$95,486	$144,193

Expenses:
Rental Expense (Except Interest)	30,055	82,842
Administrative	12,499	10,803
Interest	13,725	25,999

Total Expenses	$56,279	$119,644
Income Before Tax Provisions	$39,207	$24,549

Provision for Income Tax:
Federal Income Tax	$10,000	$3,600
State Income Tax	2,500	1,400
Tax Benefits of Net Operating Loss Carry Forward and Change in Valuation Allowance	$(13,500)	-

Total Provision (Credit) for Income Tax (Net of Tax Benefits and Change in Valuation Allowance)	$(1,000)	$5,000

Net Income	$40,207	19,549

Income per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	Six Months Ended
	10/31/09	10/31/08

Revenues:
Rental Income	$186,267	$257,865
Hardware Sales (Net)	180	400
Other Income	3,486	15,269

Total Revenue	$189,933	$273,534

Expenses:
Rental Expense (Except Interest)	77,574	125,884
Administrative	23,725	21,698
Interest	24,989	47,414

Total Expenses	$126,288	$196,996
Income Before Tax Provisions	$63,645	$78,538

Provision for Income Tax:
Federal Income Tax	$15,000	$19,600
State Income Tax	4,000	4,400
Tax Benefits of Net Operating Loss Carry Forward and Change in Valuation Allowance	$(27,000)	-

Total Provision (Credit) for Income Tax (Net of Tax Benefits and Change in Valuation Allowance)	$(8,000)	$24,000

Net Income	$71,645	54,538

Income per Common Share	$.02	$.02

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008
(UNAUDITED)

	Six Months Ended
	10/31/09	10/31/08

Cash Flows From Operating Activities:

Net Income	$71,645	$54,538
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Bad Debts	(9,000)	15,027
Depreciation	7,146	8,793
Amortization	5,513	7,623
Deferred Tax Asset Valuation Adjustment	(8,000)	24,000
Changes in Operating Assets and Liabilities	(33,762)	20,157
Net Cash Provided by Operating Activities	$33,542	$130,138

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	-
Net Cash (Used in) Investment Activities	$-	-

Cash Flows From Financing Activities:
Principal Payments Under Borrowing	$(35,132)	$(23,439)
Addition to Debt	20,269	-

Net Cash Provided by (Used in) Financing Activities	$(14,863)	$(23,439)

Net Increase in Cash and Cash Equivalents	$18,679	$106,699

Cash at the Beginning of Year	1,477,521	1,318,950
Cash at the End of Year	$1,496,200	$1,142,649

Additional Cash Flow Information:
Cash Paid for Interest	$27,614	$47,414
Cash Paid for Income Tax	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2009
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month and the three month period ending October 31, 2009 are not necessarily indicative of results that may be expected for the year ended April 30, 2010.

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
OCTOBER 31, 2009

(UNAUDITED)

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	0.18
Expected Life	9.17 Years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at October 31, 2009.

	Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 10/31/09	Average Remaining Life

$0.18	2,017,338	5.7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2010 Fiscal Year Compared to Second Quarter of 2009 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the second quarter of the 2010 fiscal year was $94,000, compared with $134,000 in the second quarter of 2009. Rental income decreased due to the loss of a tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were immaterial in 2010. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $2,000 in the second quarter of 2010 and $9,000 in 2009. Other income consists of interest income and miscellaneous income. The decrease was due to lower interest rates on deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $30,000 in the second quarter of 2010 compared to $83,000 in the second quarter of 2009. Rental expenses decreased due to lower taxes, depreciation, and provision for bad debts.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were immaterial in the second quarter of 2010 and 2009.

Administrative Expenses

The Company's administrative expenses were $12,000 in 2010 and $11,000 in 2009. They primarily consist of accounting and legal fees, and shareholders expenses.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $14,000 in 2010 compared to $26,000 in 2009. The decrease in the amount of interest was attributable to a decrease in the interest rate on the loan.

Provision for Income Taxes

The Company recorded $13,000 in federal and state income tax expense in 2010, which was more than offset by the Company’s net operating loss carryforward and change in valuation allowance. This compares to $5,000 in tax expense recorded in 2009.

Net Income

As a result of the foregoing factors, the Company had net income of $40,000 in the second quarter of 2010, compared to net income of $20,000 in the second quarter of 2009.

Results of Operations (First Half of 2010 Fiscal Year Compared to First Half of 2009 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first half of the 2010 fiscal year was $186,000, compared with $258,000 in the first half of 2009. Rental income decreased due to the loss of a tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales, net of cost of goods sold, were immaterial in the first half of 2009 and 2010. The Company generally expects demand for the replacement parts to decline over time due to the eventual replacement of the Company's doors and windows by current owners.

Other Income

The Company generated other income of $3,500 in the first half of 2010 and $15,000 in the first half of 2009. Other income consists of interest income and miscellaneous income. The decrease was due to lower interest rates on the Company’s deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $78,000 in the first half of 2010 and $126,000 in the first half of 2009. The decrease in 2010 was due to the lower taxes, depreciation and provision for bad debts.

Administrative Expenses

The Company's administrative expenses were $24,000 in the first half of 2010, compared to $22,000 in 2019. The increase was primarily due to higher accounting and legal fees.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $25,000 in the first half of 2010 compared to $47,000 in 2009. The decrease in the amount of interest was attributable to a decrease in the interest rate on the loan.

Provision for Income Taxes

The Company recorded federal and state income tax expense of $19,000 in the first half of 2010 which was more than offset by the Company’s net operating loss carryforward and change in valuation allowance. The Company had a provision of $24,000 in 2009.

Net Income

As a result of the foregoing factors, the Company had net income of $72,000 in the first half of 2010, compared to net income of $55,000 in the first half of 2009.

Liquidity and Capital Resources

The Company's cash increased by $19,000 during the first six months of the 2010 fiscal year compared with an increase of $107,000 during the first six months of fiscal year 2009. The increase in cash in 2009 was due to cash flow from operations. As of October 31, 2009, the Company's cash position was approximately $1,496,000.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2009. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2009.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2009.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: January 10, 2011	By:	/s/ Angelo Napolitano
Angelo Napolitano
Chairman of the Board of Directors
Chief Executive Officer
Principal Financial Officer