Form 10-Q
period 2010-01-31
MILLER INDUSTRIES INC
filed 2011-01-24
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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
Yes ☐  No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2010 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-Q
January 31, 2010

i

MILLER INDUSTRIES, INC.
BALANCE SHEET
JANUARY 31, 2010
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		871,188
Net Book Value		$361,520

Other Assets:
Cash and Cash Equivalents	$1,473,695
Accounts Receivable (less Allowance for Doubtful Accounts of $ 3,000)	2,840
Deferred Tax Asset	13,000
Prepaid Expenses and Other Assets	30,003
Deferred Lease Incentive (Net of Accumulated Amortization - $ 57,598 )	-
Loan Costs, Less Accumulated Amortization of $ 268	10,467
Total Other Assets		1,530,005
TOTAL ASSETS		$1,891,525

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,357,652
Accounts Payable and Accrued Expenses	379,722
Tenant Security Deposits	49,450
Total Liabilities		$1,786,824

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,236,361)
Total Shareholders’ Equity		104,701
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$1,891,525

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2009

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	860,467
Net Book Value	$372,241

Other Assets:
Cash	$1,477,521
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 15,000)	10,561
Prepaid Expenses and Other Assets	2,095
Deferred Lease Incentive (Net of Accumulated Amortization - $53,403)	4,195
Loan Costs, Less Accumulated Amortization of $ 25,030	1,318
Deferred Tax Assets	11,000
Deferred Rent Receivable	-
Total Other Assets	$1,506,690
TOTAL ASSETS	$1,878,931

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY
Liabilities:
Mortgage and Notes Payable	$1,394,343
Accounts Payable and Accrued Expenses	428,301
Tenants’ and Customers’ Deposits	72,640

Total Liabilities	$1,895,284

Shareholders’ Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,357,415)
Total Shareholders’ Deficiency	$(16,353)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY	$1,878,931

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended
	01/31/10	01/31/09

Revenues:
Rental Income	$316,065	$390,432
Hardware Sales (Net)	223	400
Other Income	5,116	19,783
Total Revenue	$321,404	$410,615
Expenses:
Rental Expense (Except Interest)	$126,194	$178,564
Cost of Hardware Sales	-	-
Administrative	41,742	37,034
Interest	34,414	61,626
Total Expenses	$202,350	$277,224
Income (Loss) Before Tax Provision	$119,054	$133,391
Provision for Income Tax:
Federal Income Tax	$31,395	$37,500
State Income Tax	6,342	7,125
Tax Benefits of Net Operating Loss Carryover and
Change in Valuation Allowance	(39,737)	-

Total Provision (Credit) for Income Tax (Net of Tax Benefits and Change in Valuation Allowance)	$(2,000)	$44,625

Net Income	$121,054	$88,766

Income per Common Share	$.04	$.03

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	01/31/09	01/31/09

Revenues:
Rental Income	$129,798	$132,567
Hardware Sales (Net)	43	-
Other Income	1,630	4,514

Total Revenue	$131,471	$137,081
Expenses:
Rental Expense (Except Interest)	$48,620	$52,680
Cost of Hardware Sales	-	-
Administrative	18,017	15,336
Interest	9,425	14,212
Total Expenses	$76,062	$82,228
Income (Loss) Before Tax Provision	$55,409	$54,853

Provision (Credit) for Income Tax:
Federal Income Tax	$16,395	$17,900
State Income Tax	2,343	2,725
Tax Benefits of Net Operating Loss Carryover and Change in Valuation Allowance	(12,737)	-

Total Provision for Income Tax (Net of Tax Benefits and Change in Valuation Allowance)	$6,000	$20,625

Net Income	$49,409	$34,228

Income per Common Share	$.02	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended
	01/31/10	01/31/09

Cash Flows From Operating Activities:

Net Income	$121,054	$88,766
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Bad Debts	(12,000)	15,027
Deferred Rent Receivable Adjustment	-	16,192
Depreciation	12,038	13,026
Amortization	4,464	11,598
Deferred Tax Asset Valuation Adjustment	(2,000)	44,625
Changes in Operating Assets and Liabilities	(79,956)	(66,577)
Net Cash Provided by Operating Activities	$43,600	$122,657

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(67,695)	$(39,440)
Addition to Debt	20,269	-
Net Cash Provided by (Used in) Financing Activities	$(47,426)	$(39,440)

Net Increase (Decrease) in Cash	$(3,826)	$83,217

Cash at the Beginning of Period	1,477,521	1,318,950
Cash at the End of Period	$1,473,695	$1,402,167

Additional Cash Flow Information:
Cash Paid for Interest	$34,414	$61,626
Cash Paid for Income Tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month and the three month periods ending January 31, 2010 are not necessarily indicative of results that may be expected for the year ended April 30, 2010.

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
JANUARY 31, 2010
(UNAUDITED)

The average fair values of the options granted during fiscal 2006 were estimated at $0.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

Stock Price	$0.05
Strike Price	0.18
Expected Life	9.17 Years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

Approximately $65,400 was recorded as compensation expense for fiscal 2006 related to this grant.

The following summarized information concerning currently outstanding and exercisable options at January 31, 2009.

	Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 01/31/10	Average Remaining Life

$0.18	2,017,338	5.42

NOTE D – MODIFICATION OF NOTE AND MORTGAGE PAYABLE:

On October 27, 2009, an agreement was executed between the Company (Borrower), City National Bank of Florida (Lender) and Angelo Napolitano(Guarantor) to extend the maturity date of the Note to November 13, 2019.  The Guarantor has guaranteed up to the top 50% of all sums due under the Note.  Commencing November 13, 2009, the interest rate shall be equal to ½ of 1% (.50%) per annum under the Base Rate of the Lender adjusted annually.  In the event the aggregate balance in Borrower’s depository relationship with the Lender should fall below the sum of $ 2,000,000 for 30 consecutive days, the interest note rate shall never be lower than 4 ½ @ per annum.  Depository Relationship is defined as deposits held by Guarantor, or any direct family members and entities under his control or entities on which he has a membership interest.  Commencing December 13, 2009 and the 13th day of each and every month to maturity, monthly principal payments of $ 3,715 plus accrued interest shall be due and payable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Three Quarters of 2009 Fiscal Year compared to First Three Quarters of 2010 Fiscal Year)

Rental Income.  The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the first three quarters of the 2009 fiscal year was $390,000, compared with $316,000 in the first three quarters of 2010.  The decrease in rental income was due to the loss of a tenant.

Hardware Sales.  The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales were immaterial in 2010 and 2009.

Other Income.  The Company generated other income of $20,000 in the first three quarters of 2009 and $5,000 in 2010.  Other income in 2010 and 2009 consisted of interest income and miscellaneous income.  Interest income decreased due to lower interest rates.

Rental Expense (Excluding Interest).  The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $179,000 in the first three quarters of 2009 compared to $126,000 in the first three quarters of 2010.  The decrease was due to lower taxes, depreciation and bad debt expense.

Cost of Hardware Sales.  The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in the first three quarters of 2009 or 2010.

Administrative Expenses.  The Company's administrative expenses were $42,000 in 2010, compared to $37,000 in 2009.  They primarily consist of accounting and legal fees and shareholders expenses.

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $62,000 in 2009 compared to $34,000 in 2010.  The decrease in the amount of interest was attributable to a decrease in the interest rate of the Company’s loan.

Provision for Income Taxes.  The Company had a tax provision of $45,000 in 2009.  In 2010, the Company had a tax credit of $2,000.  The tax credit arose due to the utilization of the Company’s net operating loss carryforward and change in valuation allowance.

Net Income.  As a result of the foregoing factors, the Company had net income of $89,000 in the first three quarters of 2009, compared to $121,000 in the first three quarters of 2010.

Results of Operations (Third Quarter of 2009 Fiscal Year v. Third Quarter of 2010 Fiscal Year)

Rental Income.  Rental income during the third quarter of the 2009 fiscal year was $132,000, compared with $130,000 in the third quarter of 2010.

Hardware Sales.  Hardware sales were less than not material in the third quarter of 2009 and 2010.

Other Income.  The Company generated other income of $5,000 in the third quarter of 2009 and $2,000 in 2010.  Other income in 2009 and 2010 consisted of interest income and miscellaneous income.  The decrease was due to the lower interest rates on the Company’s deposits.

Rental Expense (Excluding Interest).  Rental expense was $53,000 in the third quarter of 2009 and $49,000 in the third quarter of 2010.  The principal components were management fees, taxes, depreciation and amortization and insurance.  There were no material changes to these items during the quarter.

Administrative Expenses.  The Company's administrative expenses were $15,000 in 2009 and $9,000 in 2010.  They primarily consist of accounting and legal fees and shareholders expenses.

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $14,000 in 2009 compared to $9,000 in 2010.  The decrease in the amount of interest was attributable to a decrease in the interest rate on the Company’s loan.

Provision for Income Taxes  The Company recorded a provision for income tax of $21,000 in 2009 and $6,000 in 2010.  The decrease was due to the utilization of the Company’s net operating loss carryforward and change in valuation allowance.

Net Income.  As a result of the foregoing factors, the Company had net income of $34,000 in the third quarter of 2009, compared to $49,000 in the third quarter of 2010.

Liquidity and Capital Resources

The Company's cash increased by $83,000 during the first nine months of the 2009 fiscal year compared with a decrease of $4,000 during the first nine months of fiscal year 2010.  The decrease in cash in 2010 was due to a lower level of cash flow from operations and a higher level of principal payments on the Company’s bank loan.  As of January 31, 2010, the Company's cash position was approximately $1,474,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2010.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2010.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2010.

PART II.  OTHER INFORMATION

ITEM6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

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