Form 10-K
period 2010-04-30
MILLER INDUSTRIES INC
filed 2011-01-24
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Exact Name Registrant as specified in its charter)

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

Common Stock, $.04 Par Value
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

Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at October 31, 2010 was $111,084.

As of December 15, 2010, there were 2,982,662 shares of the registrant’s common stock outstanding.

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

Employees

The Company had no employees during the 2010 and 2009 fiscal years.

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

Financing

At April 30, 2010, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,338,399.  The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, with a balloon payment of $911,174 due November 2019.  The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building.  The building is located in an industrial park which contains many similar facilities.  Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2010, the Company leased its building to three tenants.  As of April 30, 2010, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2011	$373,524
2012	$373,524
2013	$288,756
2014	$190,171

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured.  Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes.  Real estate taxes paid for calendar year 2010 were approximately $59,000.

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

In June 2009, the Company entered into a settlement agreement in which it agreed to settle any potential claims for a payment of $9,100.

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

PART II

ITEM 5.                MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2009 Fiscal Year	HIGH	LOW
5/1/08 - 7/31/08	$.06	$.052
8/1/08 - 10/31/08	$.052	$.045
11/1/09 - 1/31/09	$.045	$.045
2/01/09 - 4/30/09	$.045	$.045

	CLOSING BID
2010 Fiscal Year	HIGH	LOW
5/1/09 - 7/31/09	$.04	$.04
8/1/09 - 10/31/09	$.04	$.04
11/1/09 - 1/31/10	$.04	$.04
2/01/10 - 4/30/10	$.05	$.04

As of April 30, 2010, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at April 30, 2010:

Plan Category	Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders (1)	2,017,338 shares	$0.06	-

Total	2,017,338 shares	$0.06	-

(1)         On June 30, 2005, the Company granted Mr. Napolitano stock options in recognition of the substantial benefits provided to the Company by Mr. Napolitano through his personal guaranty of the Company’s bank loan as well as the services in which he has rendered to the Company in his capacity as the Company’s sole officer and director.  Under the terms of the option agreement, Mr. Napolitano had the right to purchase up to 2,017,338 shares of the Company’s common stock at a price of $0.18 per share.  On February 22, 2010, the Company reduced the exercise price of the options from $0.18 per share to $.06 per share in consideration of Mr. Napolitano’s continuing guaranty of the Company’s ban loan.  The options may be exercised at any time during the ten year term of the options.

ITEM 6.            SELECTED FINANCIAL DATA
  Not Applicable

ITEM 7.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2009 compared to 2010)

Rental Income

The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during 2009 was $481,000, compared with $373,000 in 2010.  The decrease in rental income was due to a lower level of occupancy at the building, and lower rental rates.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  These sales (net of cost of goods sold) were immaterial in 2010 and 2009.

Other Income

The Company generated other income of $22,000 in 2009, compared to $7,000 in 2010.  Other income in 2008 and 2009 principally consisted of interest income.  The decrease was due to lower interest rates in the Company’s deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $240,000 in 2009 and $150,000 in 2010.  The principal components were management fees ($43,000 in 2009 and $36,000 in 2010), taxes ($106,000 in 2009 and $59,000 in 2010), depreciation and amortization ($31,000 in 2009 and $22,900 in 2010), repairs and maintenance ($9,000 in 2009 and $9,500 in 2010) and insurance ($25,000 in 2009 and $21,600 in 2010).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were not material in 2009 and 2010.

Administrative Expenses

The Company’s administrative expenses were $55,000 in 2010, compared to $48,000 in 2009.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $45,000 in 2010 compared to $79,000 in 2009.  The decrease was attributable to a decrease in the interest rate on the Company’s mortgage loan.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $41,000 in 2009 and $38,000 in 2010.  In 2010, the Company also recorded a change of $(141,500) in its valuation allowance related to its net operation loss carryforwards due to the decline in the Company’s profitability.  See Note C to the Company’s financial statements.

Net Income

As a result of the foregoing factors, the Company had a net loss of $36,000 in 2009, compared to a net income of $233,000 in 2010.

Liquidity and Capital Resources

The Company’s cash increased by $159,000 during fiscal year 2009 compared with an increase of $35,000 during fiscal year 2010.  The increase in 2010 in cash was primarily due to positive cash flow from operations.  As of April 30, 2010, the Company’s cash position was approximately $1,513,000.

At April 30, 2010, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,338,000 from a third party lender, secured by a lien on the Company’s building.  The loan bears interest at 50 basis points below the Lender’s base rate.  The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,174.  The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company’s obligations to make payments under existing, material contracts consists of the following:

•
The Company is obligated to make payments under its existing mortgage loan.  At April 30, 2010, the outstanding balance of the loan was $1,338,399.  The loan bears interest 50 basis points below the Lender’s base rate.  The loan is repayable in monthly installments of approximately $3,715, with a balloon payment of approximately $911,174 due in November, 2019.

•
The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $3,000 per month for management fees.  Accrued fees as of April 30, 2010 were $280,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures.  Accordingly, actual results could differ from these estimates.  The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2010 and 2009, and for the years ended April 30, 2010 and 2009.  The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2010:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years

Long Term Debt	$1,338,399	$48,580	$97,000	$97,000	$1,095,499

Capital Lease Obligations	-	-	-	-	-

Operating Leases	-	-	-	-	-

Purchase Obligations	-	-	-	-	-

Other Long Term Debt

TOTAL	$1,338,399	$43,580	$97,000	$97,000	$1,095,499

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements and supplementary financial schedules are attached as an exhibit to this report. See Items 14(a) and 14(b).

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.             CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010.  The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2010.

ITEM 9B.             OTHER INFORMATION

On June 30, 2005, the Company granted Mr. Napolitano stock options in recognition of the substantial benefits provided to the Company by Mr. Napolitano through his personal guaranty of the Company’s bank loan as well as the services in which he has rendered to the Company in his capacity as the Company’s sole officer and director.  Under the terms of the option agreement, Mr. Napolitano had the right to purchase up to 2,017,338 shares of the Company’s common stock at a price of $0.18 per share.  On February 22, 2010, the Company reduced the exercise price of the options from $0.18 per share to $0.06 per share in consideration of Mr. Napolitano’s continuing guaranty of the Company’s ban loan.  The options may be exercised at any time during the ten year term of the options.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, Mr. Napolitano failed to file one report on a timely basis.

Audit Committee Financial Expert

The Company has determined that it does not have an audit committee financial expert.  The Company has not been able to identify an individual willing to serve as an audit committee financial expert for the Company.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s officers and persons performing similar functions.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2010 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2010	$36,000
	2009	$43,000	-
	2008	$36,000	-
__________________

(1)           Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Options Granted in 2010

No stock options were granted by the Company in the 2010 fiscal year.  However, on February 22, 2010 the Company agreed to reduce the exercise price on the 2,017,338 shares held by Mr. Napolitano from $.18 per share to $.06 per share.

Aggregate Option Exercises in 2010 and Fiscal Year-End Option Values

The following table sets forth information with respect to the exercise of options in the 2010 fiscal year and the value of unexercised options held as of the end of the 2010 fiscal year held by the executive officer listed above.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/10	Value of Unexercised In-the- Money Options at 4/30/10 ($)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Angelo Napolitano	—	—	2,017,338 / 0	N/A

Management Agreement

The Company has agreed to pay Harnap Corp. a monthly management fee, which is currently $3,500 per month.  Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board.  As of April 30, 2010, accrued management fees totaled $280,000.

Compensation of Directors

No amounts were paid to directors during the 2010 fiscal year for services as directors.

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2010, the following persons beneficially owned 5% or more of the common stock of the Company:

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594	(1)	63.0%

Elizabeth Schuldiner Revocable Trust u/a 3/20/90 (2) 80 West 12th Street New York, NY 10011	220,567		7.4%

Walter P. Carucci (3) Uncle Mills Partners (3) Carr Securities Corp. (3) 14 Vanderventer Avenue Suite 210 Port Washington, NY 11050	276,994		9.3%
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

(3)         Based on information disclosed in a Schedule 13G filed with the SEC on February 12, 2010.  Walter P. Carucci, Uncle Mills Partners and Carr Securities Corp. have identified themselves as a “group” as that term is used in the Securities Exchange Act of 1934, as amended.  Walter P. Carucci has sole voting and investment power with respect to 100,889 shares.  Uncle Mills Partners has sole voting and investment power with respect to 172,505 shares.  Carr Securities has sole voting and investment power with respect to 3,600 shares.

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of April 30, 2010 were as follows:

Name and Address of Beneficial Owner	Amount Beneficially Owned (1)		Percent Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594	(2)	63.0	%(2)
___________________

(1)           Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2)           With respect to Mr. Napolitano’s shares, see Note (1) to the preceding table.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building.  The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board.  The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company.  No commissions were paid under this agreement for the 2010 fiscal year.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2009 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2009.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2010	Fiscal 2009
Fees billed by Larry Wolfe, CPA
Audit Fees (1)	$11,250	$11,250
Audit Related Fees (2)	4,400	4,000
Tax Fees(3)	750	750
All Other Fees (4)	—	—

Total	$16,400	$16,000

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

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2010 and 2009

Statements of Operations for Years ended April 30, 2010 and 2009.

Statements of Changes in Shareholders Equity (Deficiency) for Years ended April 30, 2009 and 2008

Statements of Cash Flows for Years ended April 30, 2010 and 2009

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws – Indemnification	(Note 1)
3.5	Amendment to By-laws —Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
10.2*	Amended and Restated Stock Option Agreement dated February 22, 2010
14.1	Code of Ethics	(Note 5)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.
Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.
Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-KSB filed with the Commission for the fiscal year ended April 30, 2004.

(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on January 10, 2011.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President
And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 10, 2011.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors
Miller Industries, Inc.
Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2010 and 2009, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2010.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe

LARRY WOLFE
Certified Public Accountant

Miami, Florida
October 12, 2010

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2010 AND 2009

ASSETS

	2010	2009
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	1,232,708	$1,232,708
Less Accumulated Depreciation	876,541	860,467
Net Book Value	$356,167	$372,241

Other Assets:
Cash and Cash Equivalents	1,512,525	1,477,521
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 6,942 in 2010 and $15,000 in 2009)	—	10,561
Prepaid Expenses and Other Assets	14,854	2,095
Deferred Lease Incentive (Net of Accumulated Amortization - $31,020 in 2010 and $ 53,403 in 2009)	20,768	4,195

Loan Costs, Less Accumulated Amortization of $447 and $25,030 in 2009, respectively	10,288	1,318

Deferred Tax Assets	114,500	11,000

Total Other Assets	1,672,935	$1,506,690

TOTAL ASSETS	$2,029,102	$1,878,931

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2010	2009
Liabilities:

Mortgage and Notes Payable	$1,338,399	$1,394,343
Accounts Payable and Accrued Expenses	403,5450	428,301
Tenant’s Deposits and Advance Rent	70,423	72,640

Total Liabilities	$1,812,367	$1,895,284

Shareholders’ Deficiency:

Common Stock - $.05 Par, 5000 shares authorized:
2,982,662 shares issued and Outstanding	$149,133	$149,133

Paid-In Capital	1,191,929	1,191,929
Deficit	(1,124,327)	(1,357,415)

Total Shareholders’ Equity (Deficiency)	216,735	(16,353)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$2,029,102	$1,878,931

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009
Revenues:

Rental Income	$373,042	$480,742
Hardware Sales (Net)	223	501
Other Income	$6,604	$21,741

Total Revenues	$379,869	$502,748

Expenses:

Rental Expenses (Except Interest)	149,856	239,748
Administrative	55,024	48,293
Interest	45,401	78,554

Total Expenses	$250,281	$366,595

Income Before Tax Provision	$129,588	$136,389

Provision (Benefit) for Income Tax:

Federal Income Tax	$31,117	$33,624
State Income Tax	6,852	7,226

Provision for Income Tax Before Realization of Prior Years’ Tax Benefit	$37,969	$40,850
Tax Benefits of Net Operating Loss Carryforward – Change in Valuation Allowance	(141,469)	131,150

Total Provision (Credit) for Income Tax (net of Tax Benefits) and Change in Valuation Allowance	$(103,550)	$172,000

Net Income (Loss)	$233,088	$(35,611)

Income (Loss) per Common Share	$.08	$(.01)

Weighted Average Shares of Common Stock Outstanding (Basic and Diluted)	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2010 AND 2009

	2010	2009

Cash Flows from Operating Activities:

Net Income (Loss)	$233,088	$(35,611)
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	16,074	16,927
Amortization	6,774	14,304
Deferred Tax Asset Valuation Adjustment	(103,500)	172,000
Bad Debt Provision	(8,058	10,027
Loss on Deferred Lease Incentives	—	6,934
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	18,619	3,964
(Increase) Decrease in Deferred Rent Receivable	—	6,165
(Increase) Decrease in Prepaid Expenses and Other	(12,759)	7,374
Increase (Decrease) in Accounts Payable and Accruals	(24,756)	9,099
Increase (Decrease) in Tenant Deposits and Advances	(2,217)	2,900
Net Cash Provided by Operating Activities	$123,265	$214,173

Cash Flows from Investing Activities:
Acquisition of Property, Equipment and Intangible	$(32,317)	$—
Net Cash (used by) Investing Activities	$(32,317)	$—
Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(55,944)	$(55,602)
Proceeds from Borrowings	$—	$—
Net Cash Provided by (used by) Financing Activities	$(55,944)	$(55,602)

Net Increase in Cash and Cash Equivalents	$35,004	$158,571

Cash and Cash Equivalents at the Beginning of the year	$1,477,521	$1,318,950
Cash and Cash Equivalents at the End of the Year	$1,512,525	$1,477,521

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$46,288	$80,733
Income Taxes	$—	$—

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2010 AND 2009

	Common Stock
	Shares Issued	Additional Amount	Paid-In Capital	(Deficit)	Total

Balance at April 30, 2008	2,982,662	$149,133	$1,191,929	$(1,321,804)	$19,258

Net (Loss) - 2009	—	—	—	(36,611)	(36,611)

Balance at April 30, 2009	2,982,662	$$149,133	$1,191,929	$(1,357,415)	$(16,353)

Net Income – 2010	—	—	—	233,088	233,088

Balance at April 30, 2009	2,982,662	$149,133	1,191,929	$(1,124,327)	216,735

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2010  AND  2009

NOTE A - Summary of Significant Accounting Policies

1.	Nature of Business -

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

Real property and equipment, with an original cost of approximately $ 725,000, have been fully depreciated at April 30, 2010.

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

 In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilution.  Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement.  The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive.  At April 30, 2010 potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares.

6.	Cash and Cash Equivalents –

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2010, and 2009 the Company’s uninsured bank balances approximated $1,260,000 and $1,227,000, respectively.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 58% of Revenue.  Tenant “B” 39% of Revenue.

9.	Revenue Recognition -

The Company recognizes rental income on a straight-line basis over the respective lease terms in accordance with SFAS No. 141.  The Company recognizes hardware sales upon shipment of goods to customers.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 “Reporting Comprehensive Income”, which is effective for fiscal years beginning after December 15, 1997.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements which requires the Company to (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet.  The company does not have any comprehensive income for fiscal 2010 and 2009.

13.	Long-Lived Assets -

In August 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  SFAS No. 144 replaces SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”.  The Company adopted SFAS No. 144 on May 1, 2002 as required, and the statement is not expected to have a material impact on the Company’s results of operations or financial position.  Under SFAS No. 144, the Company must consider whether indicators of impairment of long-lived assets are present, determine whether the sum of the estimated undiscounted future cash flows attributable to the assets in question is less than their carrying amounts, and to recognize an impairment loss based on the excess of the carrying amounts of the assets over their respective fair values.  The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2010 based on a quoted market price.

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

Advertising costs are charged to operations in the period incurred.  The Company has not incurred any advertising costs for fiscal 2010 and 2009.

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

Miller Industries, Inc.
Notes to Financial Statements

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2010	2009
½ of 1% under base rate of Lender, 10-year note payable, collateralized by mortgage on land and building improvements, personal property, collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note is payable in monthly installments of $3,715 (and accrued interest) with a final payment of approximately $911,174 due November, 2019	$1,338,399	$1,394,343

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending

2011	48,580
2012	48,580
2013	48,580
2014	48,580
2015	48,580

Thereafter	$1,115,499
Total	$1,388,399

Land, buildings and improvements, with an approximate cost of $1,222,000 and an approximate net book value of $356,000 are pledged as collateral for these obligations.

Miller Industries, Inc.
Notes to Financial Statements

NOTE C – Income Taxes

The provision (benefit) for income taxes consists of the following:

	2010	2009
Current	$27,066	$42,423
Deferred	10,903	(1,573)
Tax Benefit of Net Operating Loss Carryforward and Addition to Valuation Allowance	(141,469)	131,150
Total	$(103,500)	$172,000

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods.  The components of the net deferred tax asset at April 30, 2010 and 2009 are as follows:

	2010	2009

Properties and Equipment principally due to depreciation	$52,566	$59,296
Compensation – Value of Stock Option granted	24,599	24,599
Provision for Bad Debts	2,610	5,640
Net operating loss carry forward (Net of $347,747 expired in 2007)	$38,875	87,600
Total gross deferred tax assets	118,650	$177,135
Less: Valuation Allowance	4,150	166,135
Net Deferred Tax Asset	$114,500	$11,000

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized.  The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.  The valuation allowance was increased by approximately $(103,500) for 2010, and increased by approximately $172,000 for 2009.

Miller Industries, Inc.
Notes to Financial Statements

At April 30, 210, the Company had approximately $103,400 of Federal and State net operating loss carry’s forward available to offset future taxable income. The net operating loss carryforwards will expire as follows:

2018	$103,250
2019	200
2013	105,300
2019	200

Total	$103,400

At April 30, 2010, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which may be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2010 and 2009 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2010		2009
	Percent of Pre-Tax Income		Percent of Pre-Tax Income
	Amount	Income	Amount	Income

Income before Provision for Income Taxes	$125,588	100%	$136,389	100%

Computed Expected Tax Expense	44,060	34%	46,372	34%
Federal Tax (Benefit) of State Income Tax	(2,330)	(2)%	(2,457)	(2)%
Sur Tax Exemption	(10,613)	(8)%	(10,291)	(7)%

Federal Tax Before Tax Benefits	$31,117	24%	$33,624	25%
Tax Benefits of Net Operating Loss Carryforwards – Change in Valuation Allowance	(119,506)	(92)%	113,376	86%

Actual Federal Tax (Benefits)	$(88,389)	(68%)	$147,000	108%

NOTE D - Rental Income

During 2010 the company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2014.  Rental income approximated $ 373,000 and $ 481,000 for fiscal 2010 and 2009, respectively.  Rental income from these leases amounted to 100 % of the total 2010 rental income and 99% of the total 2009 rental income.

Miller Industries, Inc.
Notes to Financial Statements

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2011	$373,234
2012	$373,524
2013	$288,756
2014	$190,171

NOTE E - (Rental Expenses (Except for Interest)

Rental expenses consisted of:

	2010	2009
Bad Debt- Provision	$(8,058)	$10,027
Commissions and Consulting	1,139	3,682
Depreciation and Amortization	22,849	31,231
Insurance	21,673	25,125
Loss on Deferred Lease Incentives	-	6,934
Management Fees	36,000	43,000
Outside Services	3,538	2,399
Repairs and Maintenance	9,537	8,656
Utilities	4,309	2,518
Taxes	58,869	106,176

Totals	$149,856	$239,748

NOTE F - Administrative Expenses

Administrative expenses consisted of:

	2010	2009
Accounting and Legal	$26,654	$22,474
Office Supplies/Postage/Other	1,053	542
Stockholders’ Expenses	26,273	24,309
Telephone	1,044	968

Totals	$55,024	$48,293

Miller Industries, Inc.
Notes to Financial Statements

NOTE G - Related Party Transactions

Management fees in the amount of $36,000 for 2010 and $43,000 for 2009 were incurred by the Company to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc.  Harnap Corp. was reimbursed for bookkeeping services, tenant improvements, repairs, and office supplies during fiscal 2010 and 2009 for approximately $ 18,000 for each year. Included in accounts payable is approximately $280,000 for 2010 and 2009 that is owned to Harnap Corp.  The mortgage is guaranteed by the company’s C.E.O. up to 50% of all sums due.

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

On February 22, 2010, the Company modified the option previously granted to Angelo Napolitano that entitled him to acquire 2,017,338 shares of the Company’s common stock.  Under the terms of the modification, the exercise price for the options was reduced from $0.18 per share to $0.06 per share.  The Company reduced the exercise price of the option in consideration of Mr. Napolitano’s guarantee of the Company’s bank loan and his services as the Company’s president.  The average fair values of the options modified during fiscal 2010 were estimated at $.0130 using the Black-Scholes options-pricing model, which included the following assumptions

2010
Stock Price	$.04
Strike Price	$.06
Expected Life	5.17 Years
Risk-Free Interest Rate	3.78%
Volatility	44.6%

Miller Industries, Inc.
Notes to Financial Statements

The approximate compensation value of the modified option at February 22, 2010 is $26,000 which is less than the $65,000 compensation cost of the original option.  Under FASB Statement 123R, the accounting for a modification, total compensation cost for the award should generally not be less than the awards original fair value.  Therefore, if the fair value of the modified award is less than the fair value of the original award on the modification date, the grant date value is not reduced.

A summary of the status of the company’s stock option agreement as of April 30, 2010 and 2009, and changes during the years then ended were as follows:

	2010		2009
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	2,017,338	$.18	2,017,338	$.18
Granted	-	-	-	-
Modification		(.12)	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable,
April 30	2,017,338	$.06	2,017,338	$.18

The following summarizes information concerning currently outstanding and exercisable options at April 30, 2010.

Options Outstanding/ Exercisable
	Number	Average
	Outstanding	Remaining
Exercise Price	At 4/30/10	Life

$.06	2,017,338	5.2

NOTE I – Other Matters, and Subsequent Events

Subsequent events were evaluated through October 1, 2010