Form 10-Q
period 2010-07-31
MILLER INDUSTRIES INC
filed 2011-01-24
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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
Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2010 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-Q
July 31, 2010

INDEX

		Page No.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of July 31, 2010	3

	Balance Sheet of April 30, 2010	4

	Statement of Operations - Three Months Ended July 31, 2010 and 2009	5

	Statement of Cash Flows - Three Months Ended July 31, 2010 and 2009	6

	Notes to Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	9

Item 4.	Controls and Procedures	10

PART II: OTHER INFORMATION

Items 1 to 6		11

Signatures		11

-i-

MILLER INDUSTRIES, INC.
BALANCE SHEET
JULY 31, 2010
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		880,560
Net Book Value		$352,148

Other Assets:
Cash and Cash Equivalents	$1,538,718
Accounts Receivable (less Allowance for Doubtful Accounts of $ 6,942)	-
Deferred Tax Asset	107,050
Prepaid Expenses and Other Assets	8,012
Deferred Lease Incentive (Net of Accumulated Amortization - $ 32,131)	19,369
Loan Costs, Less Accumulated Amortization of $ 735	10,000
Total Other Assets		1,683,149
TOTAL ASSETS		$2,035,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,327,254
Accounts Payable and Accrued Expenses	400,902
Tenant Security Deposits and Advanced Rent	70,423
Total Liabilities		$1,798,579

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized,2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,104,344)
Total Shareholders’Equity		236,718
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,035,297

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2010

ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	876,541
Net Book Value	$356,167

Other Assets:
Cash	$1,512,525
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 6,942)	-
Prepaid Expenses and Other Assets	14,854
Deferred Lease Incentive (Net of Accumulated Amortization - $31,020)	20,768
Loan Costs, Less Accumulated Amortization of $ 447	10,288
Deferred Tax Assets	114,500
Total Other Assets	$1,672,935
TOTAL ASSETS	$2,029,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,338,399
Accounts Payable and Accrued Expenses	403,545
Tenants’ and Customers’ Deposits	70,423

Total Liabilities	$1,812,367

Shareholders’ Deficiency:
Common Stock, $.05 par, 5,000,000 shares authorized,2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,124,327)
Total Shareholders’ Equity	$216,735
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$2,029,102

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	7/31/10	7/31/09

Revenues:
Rental Income	$96,471	$92,618
Hardware Sales (Net)	134	83
Other Income	1,555	1,746

Total Revenue	$98,160	$94,447
Expenses:
Rental Expense (Except Interest)	$52,817	$47,519
Administrative	10,372	11,226
Interest	7,538	11,264
Total Expenses	$70,727	$70,009
Income Before Tax Provision	$27,433	$24,438

Provision for Income Tax:
Federal Income Tax	$6,000	$5,000
State Income Tax	1,450	1,500
Tax Benefits of Net Operating Loss
Carryforward and change in Valuation Allowace	-	(13,500	)-
Total Provision (Credit) for Income Tax
(Net of Tax Benefits and Change in Valuation Allowance)	$7,450	$(7,000)

Net Income	$19,983	$31,438

Income per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	7/31/10	7/31/09

Cash Flows From Operating Activities:

Net Income	$19,983	$31,438
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	4,019	4,232
Amortization	1,686	3,576
Deferred Tax Asset Valuation Adjustment	7,450	(7,000)
Changes in Operating Assets and Liabilities	4,200	(23,553)
Net Cash Provided by Operating Activities	$37,338	$8,693

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(11,145)	$(20,874)
Addition to Debt	-	19,956

Net Cash Provided by (Used in) Financing Activities	$(11,145)	$(918)

Net Increase in Cash and Cash Equivalents	$26,193	$7,775

Cash at the Beginning of Year	1,512,525	1,477,521
Cash at the End of Year	$1,538,718	$1,485,296

Additional Cash Flow Information:
Cash Paid for Interest	$9,277	$13,889
Cash Paid for Income Tax	$-	$-

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2010
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ending July 31, 2010 are not necessarily indicative of results that may be expected for the year ended April 30, 2011.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2010 and for the year ended April 30, 2010.

NOTE B – Earnings Per Share:

In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilution.  Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement.  The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive.  At July 31, 2010 potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares.

NOTE C – Use of Estimates –

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

NOTE D – Stock Option Agreement:

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

On February 22, 2010 the Company modified the option previously granted to Angelo Napolitano that entitle him to acquire 2,017,338 shares of the Company’s common stock.  Under the terms of the modification, the exercise price for the options was reduced from $0.18 per share to $0.06 per share.  The Company reduced the exercise price of the option in consideration of Mr. Napolitano’s guarantee of the Company’s bank loan and his services as the Company’s president.  The average fair values of the options modified during fiscal 2010 were estimated at $.0130 using the Black-Scholes options-pricing model, which included the following assumptions

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

A summary of the status of the Company’s stock option agreement as of April 30, 2010 and 2009, and changes during the years then ended were as follows:

Miller Industries, Inc.
Notes to Financial Statements

	2010		2009
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	2,017,338	$.18	2,017,338	$.18
Granted	-	-	-	-
Modification	(.12)	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable, April 30	2,017,338	$.06	2,017,338	$.18

The following summarized information concerning currently outstanding and exercisable options at July 31, 2010.

	Options Outstanding/Exercisable
Exercise Price	Number Outstanding at 7/31/10	Average Remaining Life

$0.06	2,017,338	4.9

Miller Industries, Inc.
Notes to Financial Statements

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2010 Fiscal Year compared to First Quarter of 2011 Fiscal Year)

Rental Income.  The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied and the level of rental rates.  Rental income during the first quarter of the 2010 fiscal year was $93,000, compared with $96,000 in the first quarter of 2011.

Hardware Sales (Net).  The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  Net sales were immaterial in 2010 and in 2011.

Other Income.  The Company generated other income of $2,000 in the first quarter of fiscal year 2010 and 2011.  Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest).  The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $48,000 in the first quarter of fiscal year 2010 and $53,000 in the first quarter of 2010.  The increase was primarily due to higher insurance premiums and management fees.

Administrative Expenses.  The Company’s administrative expenses were $11,000 in the first quarter of fiscal years 2010 and $10,000 in 2010.

Interest Expense.  The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $14,000 in the first quarter of fiscal year 2010 compared to $9,000 in 2010.  The decrease in the amount of interest was attributable to an decrease in the interest rate on the Company’s base loan.

Provision for Income Taxes.  The Company had a tax provision of $7,000 in the first quarter of fiscal 2010 and $8,000 in 2011.  The provision in 2010 was more than offset by the Company’s net operation loss carry forward.

Net Income.  As a result of the foregoing factors, the Company had net income of $31,000 in the first quarter of fiscal year 2010, compared to $20,000 in the first quarter of 2011.

Miller Industries, Inc.
Notes to Financial Statements

Liquidity and Capital Resources

The Company’s cash increased by $7,000 during the first three months of the 2010 fiscal year compared to an increase of $26,000 during the first three months of fiscal year 2011.  The increase in cash in 2011 was due to cash flow from operations.  As of July 31, 2010, the Company’s cash position was approximately $1,539,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2010.  The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2010.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2010.

Miller Industries, Inc.
Notes to Financial Statements

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