Form 10-Q
period 2010-10-31
MILLER INDUSTRIES INC
filed 2011-01-24
CIK 66388

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010 or

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
Yes ☐  No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2010 is 2,982,662 shares.

MILLER INDUSTRIES, INC.
FORM 10-Q
October 31, 2010

INDEX

i

MILLER INDUSTRIES, INC.
BALANCE SHEET
OCTOBER 31, 2010
(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		884,579
Net Book Value		$348,129

Other Assets:
Cash and Cash Equivalents	$1,572,629
Accounts Receivable (less Allowance for Doubtful Accounts of $ 6,242)	-
Deferred Tax Asset	93,300
Prepaid Expenses and Other Assets	29,273
Deferred Lease Incentive (Net of Accumulated Amortization - $ 33,817)	17,970
Loan Costs, Less Accumulated Amortization of $ 1,023	9,712
Total Other Assets		1,722,884
TOTAL ASSETS		$2,071,013

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,316,109
Accounts Payable and Accrued Expenses	441,604
Tenant Security Deposits	49,450
Total Liabilities		$1,807,163

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,077,212)
Total Shareholders’ Equity		263,850
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,071,013

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2010

ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	1,232,708
Less Accumulated Depreciation	876,541
Net Book Value	$356,167

Other Assets:
Cash and Cash Equivalents	1,512,525
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 6,942)	—

Prepaid Expenses and Other Assets	14,854
Deferred Lease Incentive (Net of Accumulated Amortization of $31,020)	20,768

Loan Costs, Less Accumulated Amortization of $447	10,288

Deferred Tax Assets	114,500

Total Other Assets	1,672,935

TOTAL ASSETS	$2,029,102

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

Liabilities:

Mortgage and Notes Payable	$1,338,399
Accounts Payable and Accrued Expenses	403,5450
Tenant’s Deposits and Advance Rent	70,423

Total Liabilities	$1,812,367

Shareholders’ Deficiency:

Common Stock - $.05 Par, 5,000,000 shares authorized: 2,982,662 shares issued and outstanding	$149,133

Paid-In Capital	1,191,929
Deficit	(1,124,327)

Total Shareholders’ Equity (Deficiency)	216,735

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$2,029,102

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended
	10/31/10	10/31/09

Revenues:
Rental Income	$96,546	$93,649
Hardware Sales (Net)	-	97
Other Income	1,588	1,740

Total Revenue	$98,134	$95,486
Expenses:
Rental Expense (Except Interest)	$37,435	$30,055
Administrative	10,855	12,499
Interest	9,300	13,725
Total Expenses	$57,590	$56,279
Income Before Tax Provision	$40,544	$39,207

Provision for Income Tax:
Federal Income Tax	$11,500	$10,000
State Income Tax	2,250	2,500
Tax Benefits of Net Operating Loss Carryforward and Change in Valuation Allowance	-	(13,500)

Total Provision (Credit) for Income Tax (Net of Tax Benefits and Change In Valuation Allowance)	$13,750	$(1,000)

Net Income	$26,794	$40,207

Income per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	Six Months Ended
	10/31/10	10/31/09

Revenues:
Rental Income	$193,017	$186,267
Hardware Sales (Net)	134	180
Other Income	3,143	3,486

Total Revenue	$196,294	$189,933
Expenses:
Rental Expense (Except Interest)	$90,252	$77,574
Administrative	21,227	23,725
Interest	16,838	24,989
Total Expenses	$128,317	$126,288
Income Before Tax Provision	$67,977	$63,645

Provision for Income Tax:
Federal Income Tax	$17,500	$15,000
State Income Tax	3,700	4,000
Tax Benefits of Net Operating Loss Carryforward and Change in Valuation Allowance	-	(27,000)

Total Provision (credit) for Income Tax (Net of Tax Benefits and Change In Valuation Allowance)	$21,200	$(8,000)

Net Income	$46,777	$71,645

Income per Common Share	$.02	$.02

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009
(UNAUDITED)

	Six Months Ended
	10/31/10	10/31/09

Cash Flows From Operating Activities:

Net Income	$46,777	$71,645
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Bad Debts	(700)	(9,000)
Depreciation	8,037	7,146
Amortization	3,372	5,513
Deferred Tax Asset Valuation Adjustment	21,200	(8,000)
Changes in Operating Assets and Liabilities	3,708	(33,762)
Net Cash Provided by Operating Activities	$82,394	$33,542

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(22,290)	$(35,132)
Addition to Debt	-	20,269

Net Cash Provided by (Used in) Financing Activities	$(22,290)	$(14,863)

Net Increase in Cash and Cash Equivalents	$60,104	$18,679

Cash at the Beginning of Year	1,512,525	1,477,521
Cash at the End of Year	$1,572,629	$1,496,200

Additional Cash Flow Information:
Cash Paid for Interest	$18,576	$27,614
Cash Paid for Income Tax	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2010
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ending October 31, 2010 are not necessarily indicative of results that may be expected for the year ended April 30, 2011.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2010 and for the year ended April 30, 2010.

NOTE B – Earnings Per Share:

In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilusion.  Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement.  The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive.  At October 31, 2010 potentially dilutive securities consist of an option that could be converted into 2,017.338 common shares.

NOTE C – Use of Estimates:

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

NOTE D – Stock Option Ageement:

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

On February 22, 2010 the company modified the option previously granted to Angelo Napolitano that entitles him to acquire 2,017,338 shares of the Company’s common stock.  Under the terms of the modification, the exercise price for the options was reduced from $.18 per share to $.06 per share.  The Company reduced the exercise price of the option in consideration of Mr. Napolitano’s guarantee of the Company’s bank loan and his services as the Company’s president.  The average fair values of the options modified during fiscal 2010 were estimated at $ .0130 using the Black-Scholes options-pricing model, which included the following assumptions

2010
Sock Price	$04
Strike Price	$.06
Expected Life	5.17 Years
Risk-Free Interest Rate	3.78%
Volatility	44.6%

The approximate compensation value of the modified option at February 22, 2010 is $26,000 which is less than the $ 65,000 compensation cost of the original option.  Under FASB Statement 123R, the accounting for a modification, total compensation cost for the award should generally not be less than the awards original fair value.  Therefore, if the fair value of the modified award is less than the fair value of the original award on the modification date, the grant date value is not reduced.

A summary of the status of the company’s stock option agreement as of April 30, 2010 and 2009, and changes during the years then ended were as follows:

	2010		2009
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	2,017,338	$.18	2,017,338	$.18
Granted	-	-	-	-
Modification		(.12)	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable, April 30	2,017,338	$.06	2,017,338	$.18

The following summarized information concerning currently outstanding and exercisable options at October 31, 2010.

	Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 10/31/10	Average Remaining Life

$0.06	2,017,338	4.7

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2010 Fiscal Year Compared to Second Quarter of 2011 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the second quarter of the 2010 fiscal year was $94,000, compared with $97,000 in the second quarter of 2011.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales were immaterial in 2010 and 2011.

Other Income

The Company generated other income of $2,000 in the second quarter of 2010 and 2011.  Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $30,000 in the second quarter of 2010 compared to $37,000 in the second quarter of 2011.  The increase was due to larger bad debt expense.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business.  These costs are tied to the level of hardware sales.  These costs were immaterial in the second quarter of 2010 and 2011.

Administrative Expenses

The Company's administrative expenses were $12,000 in 2010 and $11,000 in 2011.  They primarily consist of accounting and legal fees, and shareholders expenses.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $14,000 in 2010 compared to $9,000 in 2011.  The decrease in the amount of interest was attributable to a decrease in the interest rate of the Company’s base loan.

Provision for Income Taxes

The Company recorded $13,000 in federal and state income tax expense in 2010, which was more than offset by the Company’s net operating loss carryforward and change in valuation allowance.  This compares to $13,750 in tax expense recorded in 2011.

Net Income

As a result of the foregoing factors, the Company had net income of $40,000 in the second quarter of 2010, compared to net income of $27,000 in the second quarter of 2011.

Results of Operations (First Half of 2010 Fiscal Year Compared to First Half of 2011 Fiscal Year)

Rental Income

The Company's results of operations are primarily dependant upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied, and the level of rental rates.  Rental income during the first half of the 2010 fiscal year was $186,000, compared with $193,000 in the first half of 2011.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  These sales, net of cost of goods sold, were immaterial in the first half of 2010 and 2011.

Other Income

The Company generated other income of $3,500 in the first half of 2010 and $3,000 in the first half of 2011.  Other income consists of interest income and miscellaneous income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services.  Rental expenses were $78,000 in the first half of 2010 and $90,000 in the first half of 2011.  The increase in 2011 was due to a higher provision for bad debts.

Administrative Expenses

The Company's administrative expenses were $24,000 in the first half of 2010, compared to $21,000 in 2011.  The increase was primarily due to higher accounting and legal fees.

Interest Expense

The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $27,000 in the first half of 2010 compared to $19,000 in 2011.  The decrease in the amount of interest was attributable to a decrease in the interest rate of the Company’s base loan.

Provision for Income Taxes

The Company recorded federal and state income tax expense of $19,000 in the first half of 2010 which was offset by the Company’s net operating loss carryforward and change in valuation allowance.  The Company had a provision of $21,000 in 2011.

Net Income

As a result of the foregoing factors, the Company had net income of $72,000 in the first half of 2010, compared to net income of $47,000 in the first half of 2011.

Liquidity and Capital Resources

The Company's cash increased by $19,000 during the first six months of the 2010 fiscal year compared with an increase of $60,000 during the first six months of fiscal year 2011.  The increase in cash in 2010 was due to cash flow from operations.  As of October 31, 2010, the Company's cash position was approximately $1,573,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of October 31, 2010.  The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of October 31, 2010.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended October 31, 2010.

PART II.  OTHER INFORMATION

ITEM 6.                  REPORTS ON FORM 8-K

(a)           Exhibits

Exhibit No.	Description

10.1	Amended and Restated Option Agreement

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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