Form 10-K/A
period 2010-04-30
MILLER INDUSTRIES INC
filed 2012-04-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at October 31, 2009 was $11,084.

As of April 30, 2010, there were 2,982,662 shares of the registrant’s common stock outstanding.

Explanatory Note

Miller Industries, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended April 30, 2010, which was originally filed on January 24, 2011 (the “Original Filing”), to include management’s report on internal control over financial reporting and to modify the certifications set forth in Exhibits 31.1 and 31.2.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment does not affect any other parts of, or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment. Except as expressly stated in this Amendment, the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosure contained in the Amendment to reflect events that have occurred since the filing of the Original Filing.

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

Management’s Report on the Consolidated Financial Statements

Our management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities and careful selection and training of qualified personnel.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2010. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2010.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities and careful selection and training of qualified personnel.

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2010, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met, and may not prevent or detect misstatements. As conditions change over time, so too may the effectiveness of internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a Company's financial reporting.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2010.

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

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2010 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2010.

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

ITEM 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2010 and 2009

Statements of Operations for Years ended April 30, 2010 and 2009.

Statements of Changes in Shareholders Equity (Deficiency) for Years ended April 30, 2010 and 2009

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on April 8, 2012.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 8, 2012.

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

/s/ Larry Wolfe

LARRY WOLFE
Certified Public Accountant

Miami, Florida

October 12, 2010

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2010 AND 2009

ASSETS

	2010	2009
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	1,232,708	$1,232,708
Less Accumulated Depreciation	876,541	860,467
Net Book Value	$356,167	$372,241

Other Assets:
Cash and Cash Equivalents	1,512,525	1,477,521
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 6,942 in 2010 and $15,000 in 2009)	—	10,561
Prepaid Expenses and Other Assets	14,854	2,095
Deferred Lease Incentive (Net of Accumulated Amortization - $31,020 in 2010 and $ 53,403 in 2009)	20,768	4,195

Loan Costs, Less Accumulated Amortization of $447 in 2010 and $25,030 in 2009, respectively	10,288	1,318

Deferred Tax Assets	114,500	11,000

Total Other Assets	1,672,935	$1,506,690

TOTAL ASSETS	$2,029,102	$1,878,931

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2010	2009
Liabilities:

Mortgage and Notes Payable	$1,338,399	$1,394,343
Accounts Payable and Accrued Expenses	403,5450	428,301
Tenant’s Deposits and Advance Rent	70,423	72,640

Total Liabilities	$1,812,367	$1,895,284

Shareholders’ Deficiency:

Common Stock - $.05 Par, 5000 shares authorized: 2,982,662 shares issued and Outstanding	$149,133	$149,133

Paid-In Capital	1,191,929	1,191,929
Deficit	(1,124,327)	(1,357,415)

Total Shareholders’ Equity (Deficiency)	216,735	(16,353)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$2,029,102	$1,878,931

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

Total Federal tax expense for years ended April 30, 2010 and 2009 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2010		2009
	Percent of Pre-Tax Income		Percent of Pre-Tax Income
	Amount	Income	Amount	Income

Income before Provision for Income Taxes	$125,588	100%	$136,389	100%

Computed Expected Tax Expense	44,060	34%	46,372	34%
Federal Tax (Benefit) of State Income Tax	(2,330)	(2)%	(2,457)	(2)%
Sur Tax Exemption	(10,613)	(8)%	(10,291)	(7)%

Federal Tax Before Tax Benefits	$31,117	24%	$33,624	25%
Tax Benefits of Net Operating Loss Carryforwards – Change in Valuation Allowance	(119,506)	(92)%	113,376	86%

Actual Federal Tax (Benefits)	$(88,389)	(68)%	$147,000	108%

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

F-16

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

F-17

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

F-18

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

F-19