Form 10-Q
period 2011-01-31
MILLER INDUSTRIES INC
filed 2012-04-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2011 is 2,982,662 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

 January 31, 2010

i

MILLER INDUSTRIES, INC.

BALANCE SHEET

JANUARY 31, 2011

(UNAUDITED)

ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		888,598
Net Book Value		$344,110

Other Assets:
Cash and Cash Equivalents	$1,537,047
Accounts Receivable (less Allowance for Doubtful Accounts of $ 4,842)	-
Deferred Tax Asset	92,200
Prepaid Expenses and Other Assets	21,908
Deferred Lease Incentive (Net of Accumulated Amortization - $ 35,216 )	16,572
Loan Costs, Less Accumulated Amortization of $ 1,641	9,425
Total Other Assets		1,677,152
TOTAL ASSETS		$2,021,262

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,304,964
Accounts Payable and Accrued Expenses	368,740
Tenant Security Deposits- Rent Paid in Advance	70,423
Total Liabilities		$1,744,127

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 2,982,662 shares issued and outstanding	$149,133
Paid-in Capital	1,191,929
Deficit	(1,063,927)
Total Shareholders’ Equity		277,135
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,021,262

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

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

	Nine Months Ended
	01/31/11	01/31/10

Revenues:
Rental Income	$286,265	$316,065
Hardware Sales (Net)	134	223
Other Income	4,708	5,116
Total Revenue	$291,107	$321,404
Expenses:
Rental Expense (Except Interest)	$131,070	$126,194
Cost of Hardware Sales	-	-
Administrative	51,277	41,742
Interest	26,060	34,414
Total Expenses	$208,407	$202,350
Income (Loss) Before Tax Provision	$82,700	$119,054
Provision for Income Tax:
Federal Income Tax	$18,000	$31,395
State Income Tax	4,300	6,342
Tax Benefits of Net Operating Loss Carryover and
Change in Valuation Allowance	-	(39,737)

Total Provision (Credit) for Income Tax (Net of Tax Benefits and Change in Valuation Allowance)	$22,300	$(2,000)

Net Income	$60,400	$121,054

Income per Common Share	$.02	$.04

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended
	01/31/11	01/31/10

Revenues:
Rental Income	$93,248	$129,798
Hardware Sales (Net)	-	43
Other Income	1,565	1,630

Total Revenue	$94,813	$131,471
Expenses:
Rental Expense (Except Interest)	$40,818	$48,620
Cost of Hardware Sales	-	-
Administrative	30,050	18,017
Interest	9,222	9,425
Total Expenses	$80,090	$76,062
Income (Loss) Before Tax Provision	$14,723	$55,409

Provision (Credit) for Income Tax:
Federal Income Tax	$500	$16,395
State Income Tax	600	2,343
Tax Benefits of Net Operating Loss Carryover and Change in Valuation Allowance	-	(12,737)

Total Provision for Income Tax (Net of Tax Benefits and Change in Valuation Allowance)	$1,100	$6,000

Net Income	$13,623	$49,409

Income per Common Share	$.00	$.02

Average Shares of Common Stock Outstanding	2,982,662	2,982,662

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

	Nine Months Ended
	01/31/11	01/31/10

Cash Flows From Operating Activities:

Net Income	$60,400	$121,054
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Provision for Bad Debts	(2,100)	(12,000)
Deferred Rent Receivable Adjustment	-	-
Depreciation	12,056	12,038
Amortization	5,058	4,464
Deferred Tax Asset Valuation Adjustment	22,300	(2,000)
Changes in Operating Assets and Liabilities	(39,757)	(79,956)
Net Cash Provided by Operating Activities	$57,957	$43,600

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(33,435)	$(67,695)
Addition to Debt	-	20,269
Net Cash Provided by (Used in) Financing Activities	$(33,435)	$(47,426)

Net Increase (Decrease) in Cash	$24,522	$(3,826)

Cash at the Beginning of Period	1,512,525	1,477,521
Cash at the End of Period	$1,537,047	$1,473,695

Additional Cash Flow Information:
Cash Paid for Interest	$26,060	$34,414
Cash Paid for Income Tax	$-	$-

See accompanying notes to financial statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2011

(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month and the three month periods ending January 31, 2011 are not necessarily indicative of results that may be expected for the year ended April 30, 2011.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2010 and for the year ended April 30, 2010.

NOTE B – EARNINGS PER SHARE:

In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilusion. Diluted earning per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement. The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive. At January 31, 2011 potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares.

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

NOTE D – SUBSCRIPTION AGREEMENT:

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

JANUARY 31, 2011

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

On February 22,2010 the company modified the option previously granted to Angelo Napolitano that entitle him to acquire 2,017,338 shares of the Company’s common stock. Under the terms of the modification, the exercise price for the options was reduced from $ .18 per share to $.06 per share. The Company reduced the exercise price of the option in consideration of Mr. Napolitano’s guarantee of the Company’s bank loan and his services as the Company’s president. The average fair values of the options modified during fiscal 2010 were estimated at $ .0130 using the Black-Scholes options-pricing model, which included the following assumptions

2010
Stock Price	$04
Strike Price	$.06
Expected Life	5.17 Years
Risk-Free Interest Rate	3.78%
Volatility	44.6%

The approximate compensation value of the modified option at February 22, 2010 Is $ 26,000 which is less than the $ 65,000 compensation cost of the original option. Under FASB Statement 123R, the accounting for a modification, total compensation cost for the award should generally not be less than the awards original fair value. Therefore, if the fair value of the modified award is less than the fair value of the original award on the modification date, the grant date value is not reduced.

A summary of the status of the company’s stock option agreement as of April 30, 2010 and 2009, and changes during the years then ended were as follows:

	2010		2009
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	2,017,338	$.18	2,017,338	$.18
Granted	-	-	-	-
Modification	(.12)	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Outstanding/Exercisable,
April 30	2,017,338	$.06	2,017,338	$.18

The following summarized information concerning currently outstanding and exercisable options at January 31, 2011.

The following summarized information concerning currently outstanding and exercisable options at January 31, 2009.

Options Outstanding/Exercisable

Exercise Price	Number Outstanding at 01/31/11	Average Remaining Life

$0.06	2,017,338	4.4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Three Quarters of 2011 Fiscal Year compared to First Three Quarters of 2010 Fiscal Year)

Rental Income. The Company's results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during the first three quarters of the 2011 fiscal year was $291,000, compared with $316,000 in the first three quarters of 2010. The decrease in rental income was due to the loss of a tenant.

Hardware Sales. The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. These sales were immaterial in 2011 and 2010.

Other Income. The Company generated other income of $5,000 in the first three quarters of 2011 and $5,000 in 2010. Other income in 2010 and 2009 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $131,000 in the first three quarters of 2011 compared to $126,000 in the first three quarters of 2010. The decrease was due to depreciation and bad debt expense.

Cost of Hardware Sales. The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in the first three quarters of 2011 or 2010.

Administrative Expenses. The Company's administrative expenses were $42,000 in 2010, compared to $51,000 in 2011. They primarily consist of accounting and legal fees and shareholders expenses.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $26,000 in 2011 compared to $34,000 in 2010. The decrease in the amount of interest was attributable to a decrease in the interest rate of the Company’s loan.

Provision for Income Taxes. The Company had a tax provision of $22,000 in 2011. In 2010, the Company had a tax credit of $2,000. The tax credit arose due to the utilization of the Company’s net operating loss carryforward and change in valuation allowance.

Net Income. As a result of the foregoing factors, the Company had net income of $60,000 in the first three quarters of 2011, compared to $121,000 in the first three quarters of 2010.

Results of Operations (Third Quarter of 2011 Fiscal Year v. Third Quarter of 2010 Fiscal Year)

Rental Income. Rental income during the third quarter of the 2011 fiscal year was $93,000, compared with $130,000 in the third quarter of 2010.

Hardware Sales. Hardware sales were less than not material in the third quarter of 2011 and 2010.

Other Income. The Company generated other income of $2,000 in the third quarter of 2009 and $2,000 in 2010. Other income in 2009 and 2010 consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). Rental expense was $41,000 in the third quarter of 2011 and $49,000 in the third quarter of 2010. The principal components were management fees, taxes, depreciation and amortization and insurance. There were no material changes to these items during the quarter.

Administrative Expenses. The Company's administrative expenses were $30,000 in 2011 and $18,000 in 2010. They primarily consist of accounting and legal fees and shareholders expenses.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $9,000 in 2011 compared to $9,000 in 2010.

Provision for Income Taxes The Company recorded a provision for income tax of $1,000 in 2011 and $6,000 in 2010. The decrease was due to the utilization of the Company’s net operating loss carryforward and change in valuation allowance.

Net Income. As a result of the foregoing factors, the Company had net income of $14,000 in the third quarter of 2011, compared to $49,000 in the third quarter of 2010.

Liquidity and Capital Resources

The Company's cash increased by $25,000 during the first nine months of the 2011 fiscal year compared with a decrease of $4,000 during the first nine months of fiscal year 2010. The decrease in cash in 2010 was due to a lower level of cash flow from operations and a higher level of principal payments on the Company’s bank loan. As of January 31, 2011, the Company's cash position was approximately $1,537,000.

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

ITEM 4.   CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures as of January 31, 2011. The Company's Chief Executive Officer and Chief Executive Financial Officer concluded that the Company's disclosure controls and procedures were effective as of January 31, 2011.

There were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the fiscal quarter ended January 31, 2011.

PART II. - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

State of California Claim

In December 2010, the State of California State Controller filed a complaint against the Company in the Superior Court of California. In the Complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company have entered into a Tolling Agreement in order to allow the Company to investigate this matter. The investigation is on-going. The Company is currently unable to assess where the claim has any validity.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: April 8, 2012	By:	/s/ Angelo Napolitano
Angelo Napolitano
Chairman of the Board of Directors
Chief Executive Officer
Principal Financial Officer

12