Form 10-K
period 2011-04-30
MILLER INDUSTRIES INC
filed 2012-04-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

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

As of March 1, 2012, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

The Company had no employees during the 2011 and 2010 fiscal years.

The Company utilizes an independent contractor to perform administrative and bookkeeping services.

ITEM 2.	PROPERTIES

Description of Warehouse

The Company owns a one-story concrete block building located at 16295 N.W. 13th Avenue, Miami, Florida. This facility consists of 97,813 square feet, 7,000 of which are air-conditioned. The building is zoned for use as a warehouse or light manufacturing facility. The building has a relatively low ceiling, which has adversely affected leasing efforts.

Financing

At April 30, 2011, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,293,000. The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, with a balloon payment of $911,174 due November 2019. The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2011, the Company leased its building to three tenants. As of April 30, 2011, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2012	$377,883
2013	$290,571
2014	$57,051

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2011 were approximately $72,000.

ITEM 3.	LEGAL PROCEEDINGS

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

State of California Claim

In December, 2010, the State of California State Controller filed a complaint against the Company in the Superior Court of California. In the Complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company have entered into a Tolling Agreement in order to allow the Company to investigate this matter. The investigation is on-going. The Company is currently unable to assess whether the claim has any validity.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2011 Fiscal Year	HIGH	LOW
05/1/10 - 07/31/10	$.12	$.06
08/1/10 - 10/31/10	$.07	$.06
11/1/10 - 01/31/11	$.23	$.06
02/01/11 - 04/30/11	$.10	$.07

	CLOSING BID
2010 Fiscal Year	HIGH	LOW
05/1/09 - 07/31/09	$.04	$.04
08/1/09 - 10/31/09	$.04	$.04
11/1/09 - 01/31/10	$.04	$.04
02/01/10 - 04/30/10	$.05	$.04

As of April 30, 2011, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

The following table presents information regarding the Company’s equity compensation plans at April 30, 2011:

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

(1)      On June 30, 2005, the Company granted Mr. Napolitano stock options in recognition of the substantial benefits provided to the Company by Mr. Napolitano through his personal guaranty of the Company’s bank loan as well as the services in which he has rendered to the Company in his capacity as the Company’s sole officer and director. Under the terms of the option agreement, Mr. Napolitano had the right to purchase up to 2,017,338 shares of the Company’s common stock at a price of $0.18 per share. On February 22, 2010, the Company reduced the exercise price of the options from $0.18 per share to $.06 per share in consideration of Mr. Napolitano’s continuing guaranty of the Company’s bank loan. The options may be exercised at any time during the ten year term of the options. On June 7, 2011, Mr. Napolitano exercised the stock options in full.

ITEM 6.          SELECTED FINANCIAL DATA

                         Not Applicable

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2011 compared to 2010)

Rental Income

The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2011 was $389,000, compared with $373,000 in 2010. The increase in rental income was due to higher rental rates.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales (net of cost of goods sold) were immaterial in 2011 and 2010.

Other Income

The Company generated other income of $6,000 in 2011, compared to $7,000 in 2010. Other income principally consisted of interest income. The decrease was due to lower interest rates in the Company’s deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $186,000 in 2011 and $150,000 in 2010. The principal components were management fees ($36,000 in 2011 and $36,000 in 2010), taxes ($72,000 in 2011 and $59,000 in 2010), depreciation and amortization ($22,000 in 2011 and $22,000 in 2010), repairs and maintenance ($14,000 in 2011 and $9,500 in 2010) and insurance ($32,000 in 2011 and $21,600 in 2010).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in 2011 and 2010.

Administrative Expenses

The Company’s administrative expenses were $53,000 in 2011, compared to $55,000 in 2010.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $37,000 in 2011 compared to $45,000 in 2010. The decrease was attributable to a decrease in the interest rate on the Company’s mortgage loan.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $34,000 in 2011 and $38,000 in 2010. The Company also recorded a change in its valuation allowance in 2010 related to its net operation loss carryforwards due to the decline in the Company’s profitability. See Note C to the Company’s financial statements.

Net Income

As a result of the foregoing factors, the Company had a net income of $74,000 in 2011, compared to a net income of $233,000 in 2010.

Liquidity and Capital Resources

The Company’s cash increased by $82,000 during fiscal year 2011 compared with an increase of $35,000 during fiscal year 2010. The increase in cash was primarily due to positive cash flow from operations. As of April 30, 2011, the Company’s cash position was approximately $1,595,000.

At April 30, 2011, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,294,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at 50 basis points below the Lender’s base rate. The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,174. The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company’s obligations to make payments under existing, material contracts consists of the following:

•	The Company is obligated to make payments under its existing mortgage loan. At April 30, 2011, the outstanding balance of the loan was $1,294,000. The loan bears interest 50 basis points below the Lender’s base rate. The loan is repayable in monthly installments of approximately $3,715, with a balloon payment of approximately $911,174 due in November, 2019.

•	The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $3,000 per month for management fees. Accrued fees as of April 30, 2011 were $280,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2011 and 2010, and for the years ended April 30, 2011 and 2010. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2011:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long Term Debt	$1,293,819	$48,580	$97,000	$97,000	$1,095,499
Capital Lease Obligations	-	-	-	-	-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Debt
TOTAL	$1,293,819	$48,580	$97,000	$97,000	$1,095,499

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2011. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2011.

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

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2011, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2011.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2011.

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

On June 7, 2011, Mr. Napolitano exercised the options in full.

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

Angelo Napolitano, age 76 has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

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

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2011 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2011	$36,000
	2010	$36,000	-
	2009	$43,000	-

(1)       Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Options Granted in 2011

No stock options were granted by the Company in the 2011 fiscal year.

Aggregate Option Exercises in 2011 and Fiscal Year-End Option Values

The following table sets forth information with respect to the exercise of options in the 2011 fiscal year and the value of unexercised options held as of the end of the 2011 fiscal year held by the executive officer listed above.

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/11	Value of Unexercised In-the- Money Options at 4/30/11 ($)
Name			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Angelo Napolitano	—	—	2,017,338 / 0	N/A

Management Agreement

The Company has agreed to pay Harnap Corp. a monthly management fee, which is currently $3,500 per month. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board. As of April 30, 2011, accrued management fees totaled $280,000.

Compensation of Directors

No amounts were paid to directors during the 2011 fiscal year for services as directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2011, the following persons beneficially owned 5% or more of the common stock of the Company:

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

(1)        Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano. Mr. Napolitano is entitled to acquire an additional 2,017,338 shares under outstanding stock options. On June 7, 2011, Mr. Napolitano exercised these options in full.

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

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of April 30, 2011 were as follows:

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

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. No commissions were paid under this agreement for the 2011 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2011 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2011.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2010	Fiscal 2011
Fees billed by Larry Wolfe, CPA
Audit Fees (1)	$11,250	$12,000
Audit Related Fees (2)	4,400	$5,000
Tax Fees(3)	750	$800
All Other Fees (4)	—	—

Total	$16,400	$17,800

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees,” including registration statement filings.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax consultation and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2011 and 2010

Statements of Operations for Years ended April 30, 2011 and 2010.

Statements of Changes in Shareholders Equity (Deficiency) for Years ended April 30, 2011 and 2010

Statements of Cash Flows for Years ended April 30, 2011 and 2010

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws – Indemnification	(Note 1)
3.5	Amendment to By-laws —Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
10.2	Amended and Restated Stock Option Agreement dated February 22, 2010	(Note 5)
14.1	Code of Ethics	(Note 6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.
Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.

Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 20104.

Note 6	Incorporated by reference from the Form 10-KSB filed with the Commission for the fiscal year ended April 30, 2004.

(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2011.

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

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors

Miller Industries, Inc.

Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2011 and 2010, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2011. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2011 and 2010 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe

LARRY WOLFE
Certified Public Accountant

Miami, Florida

December 12, 2011

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2011 AND 2010

ASSETS

	2011	2010
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	1,232,708	1,232,708
Less Accumulated Depreciation	892,483	876,541
Net Book Value	$340,225	$356,167

Other Assets:
Cash and Cash Equivalents	1,594,700	1,512,525
Accounts Receivable (Less Allowance for Doubtful Accounts of $ 4,142 in 2011 and $6,942 in 2010)	—	—
Prepaid Expenses and Other Assets	12,748	14,854
Deferred Lease Incentive (Net of Accumulated Amortization - $5,982 in 2011 and $ 31,020 in 2010)	17,100	20,768

Loan Costs, Less Accumulated Amortization of $1,521 and $447 in 2010, respectively	9,214	10,288

Deferred Tax Assets	69,228	114,500

Total Other Assets	1,702,990	1,672,935

TOTAL ASSETS	$2,043,215	$2,029,102

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)

	2011	2010
Liabilities:

Mortgage and Notes Payable	$1,293,819	$1,338,399
Accounts Payable and Accrued Expenses	386,476	403,5450
Tenant’s Deposits and Advance Rent	72,033	70,423

Total Liabilities	$1,752,328	$1,812,367

Shareholders’ Deficiency:

Common Stock - $.05 Par, 5000 shares authorized: 2,982,662 shares issued and Outstanding	$149,133	$149,133

Paid-In Capital	1,191,929	1,191,929
Deficit	(1,050,175)	(1,124,327)

Total Shareholders’ Equity (Deficiency)	$290,887	216,735

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$2,043,215	$2,029,102

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010
Revenues:

Rental Income	$389,351	$373,042
Hardware Sales (Net)	134	223
Other Income	$6,259	$6,604

Total Revenues	$395,744	$379,869

Expenses:

Rental Expenses (Except Interest)	186,438	149,856
Administrative	53,198	55,024
Interest	36,684	45,401

Total Expenses	$276,320	$250,281

Income Before Tax Provision	$119,424	$129,588

Provision (Benefit) for Income Tax:

Federal Income Tax	$27,371	$31,117
State Income Tax	6,293	6,852

Provision for Income Tax Before Realization of Prior Years’ Tax Benefit	$33,664	$37,969
Tax Benefits of Net Operating Loss Carryforward – Change in Valuation Allowance	11,608	(141,469)

Total Provision (Credit) for Income Tax (net of Tax Benefits) and Change in Valuation Allowance	$45,272	$(103,550)

Net Income (Loss)	$74,152	$233,088

Income per Common Share (Basic)	$.03	$.08

Weighted Average Shares of Common Stock Outstanding (Basic)	2,982,662	2,982,662
Income per Common Share (Diluted	$.02	$.08
Weighted Average Shares of Common Stock Outstanding	3,386,133	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

YEARS ENDED APRIL 30, 2011 AND 2010

	2011	2010

Cash Flows from Operating Activities:

Net Income (Loss)	$74,152	$233,088
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	15,942	16,074
Amortization	6,241	6,774
Deferred Tax Asset Valuation Adjustment	45,272	(103,500)
Bad Debt Provision	(2,800)	(8,058)
Loss on Deferred Lease Incentives	—	—
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	2,800	18,619
(Increase) Decrease in Prepaid Expenses and Other	2,106	(12,759)
Increase (Decrease) in Accounts Payable and Accruals	(17,068)	(24,756)
Increase (Decrease) in Tenant Deposits and Advances	1,610	(2,217)
Net Cash Provided by Operating Activities	$128,255	$123,265

Cash Flows from Investing Activities:
Acquisition of Property, Equipment and Intangible	$(1,500)	$(32,317)
Net Cash (used by) Investing Activities	$(1,500)	$(32,317)
Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(44,580)	$(55,944)
Proceeds from Borrowings	$—	$—
Net Cash Provided by (used by) Financing Activities	$(44,580)	$(55,944)
Net Increase in Cash and Cash Equivalents	$82,175	$35,004

Cash and Cash Equivalents at the Beginning of the Year	$1,512,525	$1,477,521
Cash and Cash Equivalents at the End of the Year	$1,594,700	$1,512,525

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$36,742	$46,288
Income Taxes	$—	$—

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED APRIL 30, 2011 AND 2010

	Common Stock
	Shares Issued	Additional Amount	Paid-In Capital	(Deficit)	Total

Balance at April 30, 2009	2,982,662	$149,133	$1,191,929	$(1,357,415)	$(16,353)

Net Income – 2010	—	—	—	233,088	233,088

Balance at April 30, 2009	2,982,662	$149,133	1,191,929	$(1,124,327)	216,735

Net Income – 2011	—	—	—	74,152	74,152

Balance at April 30, 2009	2,982,662	$149,133	1,191,929	$(1,050,175)	$290,887

See Accompanying Notes to Financial Statements.

NOTE A - Summary of Significant Accounting Policies

This summary of accounting policies for Miller Industries Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in preparation of the financial statements.

1.	Nature of Operations -

Miller Industries, Inc., a Florida corporation, currently and since August 1991, has been engaged in the ownership and management of 98,000 square feet of offices and ware-house located in Miami, Florida. The Company also distributes hardware parts for aluminum windows and doors previously manufactured by Miller. During August 1991, the Company discontinued its operations of manufacturing of aluminum windows and doors pursuant to a plan of reorganization.

2.	Real Property –

Property is carried at cost. The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

Building and Improvements	10 to 30 years

Machinery and Equipment	7 years

Furniture and Fixtures	7 years

Real property and equipment, with an original cost of approximately $ 750,000, have been fully depreciated at April 30, 2011.

3.	Deferred Costs –

Deferred lease incentive and loan costs are carried at cost. The Company amortizes these assets on a straight-line basis up to 10 years.

4.	Income Taxes -

The Company accounts for income taxes under the liability method. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax base of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed.

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2010 and 2011, respectively, the Company did not record any liabilities for uncertain tax positions.

5.	Earnings Per Share -

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants). Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive. At April 30, 2011 potentially dilutive securities consist of an option that could be converted into 2,017,338 common shares. At April 30, 2010, the Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they were anti-dilutive.

6.	Cash and Cash Equivalents -

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2011, and 2010 the Company’s uninsured bank balances approximated $1,345,000 and $1,260,000 respectively.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 59% of Revenue. Tenant “B” 38% of Revenue

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

ASC 220, Comprehensive Income established standards for reporting and displaying comprehensive income and its components in the financial statements. The company does not have any comprehensive income for fiscal 2011 and 2010.

13.	Long-Lived Assets -

Under ASC 360, Property, Plant and Equipment, The Company evaluates the carrying value of long-lived assets (including property, equipment and intangible assets) when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2011 and April 30, 2010.

14.	Segments –

The Company operates in one segment and therefore segment information is not presented.

15.	Derivative Instruments –

Under ASC 815, Derivative and Hedging, the Company will be required to recognize all derivative instruments, including certain derivative instruments embedded in other contracts on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

16.	Stock-Based Compensation -

In accordance with ASC 718, Compensation- Stock Based Compensation, the Company accounts for share-based payments using the fair value method. Common shares issued to third parties for non-cash consideration are valued based on the fair market value of the service provided or the fair market value of the common stock on the measurement date, whichever is more readily determinable.

17.	Pensions and Other Post-Retirement Benefits –

ASC 715, Compensation – Retirement benefits, requires additional disclosures relating to how investment allocation decisions are made, the major categories of plan assets and the inputs and valuation techniques used to measure the fair value of plan assets. The overall objective of ASC 715 is to improve and standardize disclosures about pensions and other post-retirement benefits and to make the required information more understandable.

The Company has not initiated benefit plans to date which would require disclosure under the statement.

18.	Advertising Costs –

Advertising costs are charged to operations in the period incurred. The Company has not incurred any advertising costs for fiscal 2011 and 2010.

19.	Business Concentrations –

Rental income of the Company’s office and warehouse building is subject to the economic conditions of the industrial real estate market place. Changes in this industry may significantly affect management’s estimates and the Company’s performance.

20.	Accounting Changes and Error Corrections –

The Company follows ASC 250, Accounting Changes and Error Corrections. Changes in accounting principle are reported through retrospective application of the new accounting principle to all prior periods. Errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period.

21.	Tenant’s Security Deposits –

The Company requires security deposits from lessees for the duration of the lease. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

22.	Fair Value Measurements and Disclosures –

ASC 820, Fair Value Measurements and Disclosures, applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. ASC 820 established a hierarchy that prioritizes the information used in developing fair value estimates.

The levels of fair value hierarchy are as follows:

•            Level 1 inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the company has the ability to access;

•            Level 2 inputs utilize other-than-quoted prices that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs such as interest rates and yield curves that are observable at commonly quoted intervals; and

•            Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Both observable and unobservable inputs may be used to determine the fair value of positions that are classified within the Level 3 category. As a result, the unrealized gains and losses for assets within the Level 3 category can include changes in fair value that were attributable to both observable and unobservable inputs. The Company has no instruments that require additional disclosure.

23.	Fair Value Option for Financial Instruments -

The Company’s financial instruments consist principally of cash, receivables, accounts payable and mortgage payable. Pursuant to ASC 820, Fair Value Measurement s and Disclosures and ASC 825, Financial Instruments, the fair value of the Company’s financial instruments are determined based upon Level “1” and Level “2” inputs.

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2011	2010
10-year note payable, collateralized by mortgage on land and building, improvements, personal property collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note bears interest at ½ of 1% (.050%) rate under the lenders prime rate per annum. The Rate of interest is adjustable annually based on the current Prime at the anniversary date. The company’s annual interest Rate at April 30, 2011 is 2.75%. The note is payable in Monthly installments of $3,715, plus accrued interest, with a final payment of approximately $911,000 due November 2019.	$1,293,819	$1,338,399

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending

2012	48,580
2013	48,580
2014	48,580
2015	48,580
2016	48,580

Thereafter	$1,050,919
Total	$1,293,819

Land, buildings and improvements, with an approximate cost of $1,222,000 and an approximate net book value of $341,000 are pledged as collateral for these obligations.

NOTE C – Income Taxes

The provision (benefit) for income taxes consists of the following:

	2011	2010
Current	$22,452	$27,066
Deferred	11,212	10,903
Tax Benefit of Net Operating Loss Carryforward and Addition to Valuation Allowance	11,608	(141,469)
Total	$45,272	$(103,500)

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods. The components of the net deferred tax asset at April 30, 2011 and 2010 are as follows:

	2011	2010

Properties and Equipment principally due to depreciation	$43,072	$52,566
Compensation – Value of Stock Option granted	24,599	24,599
Provision for Bad Debts	1,557	2,610
Net operating loss carry forward (Net of $347,747 expired in 2007)	—	$38,875
Total gross deferred tax assets	69,228	118,650
Less: Valuation Allowance	—	4,150
Net Deferred Tax Asset	$69,228	$114,500

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies. The valuation allowance was (decreased) by approximately $(4,150) for 2011, and (decreased) by approximately $ (103,500) for 2010.

At April 30, 2011, the Company had alternative minimum tax credit carryforwards of approximately $3,500 which may be carried forward indefinitely.

Total Federal tax expense for years ended April 30, 2011 and 2010 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

F-13

	2011		2010
	Percent of Pre-Tax Income		Percent of Pre-Tax Income
	Amount	Income	Amount	Income

Income before Provision for Income Taxes	$119,424	100%	$125,588	100%

Computed Expected Tax Expense	40,604	34%	44,060	34%
Federal Tax (Benefit) of State Income Tax	(2,140)	(2)	(2,330)	(2)%
Sur Tax Exemption	(11,093)	(9)	(10,613)	(8)%

Federal Tax Before Tax Benefits	27,371	23%	$31,117	24%
Tax Benefits of Net Operating Loss Carryforwards – Change in Valuation Allowance	11,605	10	(119,506)	(92)%

Actual Federal Tax (Benefits)	$38,979	$33%	$(88,389)	(68)%

NOTE D - Rental Income

During 2011 the company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2013. Rental income approximated $389,000 and $373,000 for fiscal 2011 and 2010, respectively. Rental income from these leases amounted to 100% of the total 2011 rental income and 100% of the total 2010 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2012	$377,883
2012	$290,571
2014	$57,051

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:

	2011	2010
Bad Debt-Provision	$(2,800)	$(8,058)
Commissions and Consulting	3,564	1,139
Depreciation and Amortization	22,183	22,849
Insurance	32,127	21,673
Management Fees	36,000	36,000
Outside Services	2,436	3,538
Repairs and Maintenance	13,799	9,537
Utilities	7,461	4,309
Taxes	71,668	58,869

Totals	$186,438	$149,856

NOTE F - Administrative Expenses

Administrative expenses consisted of:

	2011	2010
Accounting and Legal	$28,654	$26,654
Office Supplies/Postage/Other	1,021	1,053
Stockholders’ Expenses	22,591	26,273
Telephone	932	1,044

Totals	$53,198	$55,024

NOTE G - Related Party Transactions

Management fees in the amount of $ 36,000 for 2011 and 2010 were incurred by the Company to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Harnap Corp. was reimbursed for bookkeeping services, tenant improvements, repairs, and office supplies during fiscal 2011 and 2010 for approximately $ 18,000 for each year. Included in accounts payable is approximately $ 280,000 for 2011 and 2010 that is owned to Harnap Corp. The mortgage is guaranteed by the company’s C.E.O. up to 50% of all sums due.

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

On February 22, 2010, the Company modified the option previously granted to Angelo Napolitano that entitled him to acquire 2,017,338 shares of the Company’s common stock. Under the terms of the modification, the exercise price for the options were reduced from $0.18 per share to $0.06 per share. The Company reduced the exercise price of the option in consideration of Mr. Napolitano’s guarantee of the Company’s bank loan and his services as the Company’s president. The average fair values of the options modified during fiscal year 2010 were estimated at $.0130 using the Black-Scholes options-pricing model, which included the following assumptions:

2010
Stock Price	$.04
Strike Price	.18
Expected Life	5.17 years
Risk-Free Interest Rate	3.78%
Volatility	44.6%

The approximate compensation value of the modified option at February 22, 2010 is $26,000 which is less than the $65,000 compensation cost of the original option. Under FASB Statement 123R, the accounting for a modification, total compensation cost for the award should generally not be less than the awards original fair value. Therefore, if fair value of the modified award is less than fair value of the original award on the modification date, the grant date value is not reduced.

A summary of the status of the company’s stock option agreement as of April 30, 2011 and 2010, and changes during the years then ended were as follows:

	2011		2010
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	$2,017,338	$.06	$2,017,338	$.18
Granted	-	-	-	-
Exercised	-	-	-	(.12)
Cancelled	-	-	-	-
Outstanding/Exercisable,
April 30	2,017,338	$.06	2,017,338	$.06

The following summarizes information concerning currently outstanding and exercisable options at April 30, 2011.

Options Outstanding/ Exercisable
	Number	Average
	Outstanding	Remaining
Exercise Price	At 4/30/11	Life

$.06	2,017,338	4.2

NOTE I – Other Matters, and Subsequent Events

1. On June 7, 2011, Angelo Napolitano exercised his option to acquire 2,017,338 shares of the Company’s common shares at $.06 per share.

2. In December, 2011, the State of California State Controller filed a complaint against the Company in the Superior Court of California. In the Complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company have entered into a Tolling Agreement in order to allow the Company to investigate this matter. The investigation is on-going. The Company is currently unable to assess whether the claim has any validity.

