Form 10-Q
period 2011-10-31
MILLER INDUSTRIES INC
filed 2013-05-28
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011 or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2011 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

October 31, 2011

i

MILLER INDUSTRIES, INC.

BALANCE SHEET

October 31, 2011

(UNAUDITED)

ASSETS

2011
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	900,455
Net Book Value	$332,253
Other Assets:
Cash and Cash Equivalents	$1,622,330
Accounts Receivable (Less Allowance for
Doubtful Accounts of $ 3,892)	4,978
Prepaid Expenses and Other Assets	27,066
Deferred Lease Incentive (Net of Accumulated Amortization - $ 8,997)	14,084
Loan Costs, Less Accumulated
Amortization –
Loan Costs, Less Accumulated Amortization of $ 1,626	9,109
Deferred Tax	53,228
Total Other Assets	$1,730,795

TOTAL ASSETS	$2,063,048

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,271,529
Accounts Payable and Accrued Expenses	288,445
Tenant’s Deposits and Advance Rent	49,450
Total Liabilities	$1,609,424
Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(1,008,478)
Total Shareholders’ Equity	$453,624
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,063,048

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2011

ASSETS

2011
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	892,483
Net Book Value	$340,225
Other Assets:
Cash and Cash Equivalents	$1,594,700
Accounts Receivable ( Less Allowance for Doubtful Accounts of $ 4,142)	—
Prepaid Expenses and Other Assets	12,748
Deferred Lease Incentive (Net of Accumulated Amortization - $ 5,982)	17,100
Loan Costs, Less Accumulated Amortization of $ 1,521	9,214
Deferred Tax	69,228
Total Other Assets	$1,702,990
TOTAL ASSETS	$2,043,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,293,819
Accounts Payable and Accrued Expenses	386,476
Tenant’s Deposits and Advance Rent	72,033

Total Liabilities	$1,7582,328

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 2,982,662 shares issued and Outstanding	$149,133
Paid-In Capital	1,191,929
Deficit	(1,050,175)

Total Shareholders’ Equity	$290,887
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,043,215

See Accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2011 AND 2010

(UNAUDITED)

	10/31/11	10/31/10
Revenues:
Rental Income	$98,984	$96,546
Hardware Sales (Net)	138
Other Income	1,641	1,588

Total Revenues	$100,763	$98,134

Expenses:
Rental Expenses (Except Interest)	$55,677	$37,435
Administrative	10,855	10,855
Interest	8,984	9,300

Total Expenses	$74,995	$57,590

Income Before Tax Provision	$25,768	$40,544

Provision (Benefit) for Income Tax:
Federal Income Tax	$5,500	11,500
State Income tax	1,300	2,250

Total Provision for Income Tax	6,800	$13,750

Net Income	$18,968	$26,794

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	2,982,662

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

(UNAUDITED)

	10/31/11	10/31/10
Revenues:
Rental Income	$197,967	$193,017
Hardware Sales (Net)	138	134
Other Income	3,309	3,143

Total Revenues	$201,414	$196,294

Expenses:
Rental Expenses (Except Interest)	$105,008	$90,252
Administrative	22,441	21,227
Interest	16,269	16,838

Total Expenses	$143,718	$128,317

Income Before Tax Provision	$57,696	$67,977

Provision (Benefit) for Income Tax:
Federal Income Tax	$13,000	$17,500
State Income Tax	3,000	3,700
Total Provision for Income Tax	$16,000	$21,200

Net Income	$41,696	$46,777

Income per Common Share (Basic)	$.01	$.02

Average Shares of Common Stock Outstanding	4,562,910	2,982,662

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010

(UNAUDITED)

	10/31/11	10/31/10
Cash Flows from Operating Activities:
Net Income (Loss)	$41,696	$46,777
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities
Provision for Bad Debts	(250)	(700)
Depreciation	7,971	8,037
Amortization	3,121	3,372
Deferred Tax Asset Valuation Adjustment	16,000	21,200
Changes in Operating Assets and Liabilities	(139,658)	3,708
Net Cash Provided by Operating Activities	$(71,120)	$82,394

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$-	$-

Net Cash (used by) Investing Activities	$-	$-

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(22,290)	$(22,290)
Proceeds from stock option purchase	121,040	-
Net Cash Provided by (used by) Financing Activities	$98,750	$(22,290)

Net Increase in Cash and Cash Equivalents	$27,630	$60,104

Cash and Cash Equivalents at the Beginning of Year	1,594,700	1,512,525
Cash and Cash Equivalents at the End of Quarter	$1,622,330	$1,572,629

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$7,285	$18,576
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2011

(UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2011 are not necessarily indicative of results that may be expected for the year ended April 30, 2012.

For further information refer to the financial statements and footnotes thereto of the Company as of April 30, 2011 and for the year ended April 30, 2011.

NOTE B - Earnings Per Share

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

NOTE C - Use of Estimates

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

Miller Industries, Inc.

Miller Industries, Inc.

Notes to Financial Statements

NOTE D – Stock Option Agreement

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

The average fair values of the options granted during fiscal 2006 were estimated at $.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

2006
Stock Price	$.05
Strike Price	$.18
Expected Life	9.17 years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

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

A summary of the status of the company’s stock option agreement as of October 31, 2011 and 2010, and changes during the years then ended were as follows:

The options were exercised on June 7, 2011.

	2011		2010

	Shares Subject to Option	Exercise Price Per Share	Shares Subject to Option	Exercise Price Per Share

Outstanding, May 1	2,017,338	$.06	2,017,338	$.06
Granted	-	-	-	-

Exercised	2,017,338	$.06	-	-
Cancelled	-	-	-	-

Outstanding/Exercisable, October 31	-	-	2,017,338	$.06

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2012 Fiscal Year compared to Second Quarter of 2011 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied and the level of rental rates.  Rental income during the second quarter of 2011 was $98,000, compared to $101,000 in the second quarter of 2012.

Hardware Sales (net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  Net sales were immaterial in 2011 and 2012.

Other Income.  The Company generated other income of less than $2,000 during the second quarter of fiscal year 2011 and 2012. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $37,000 through the second quarter of 2011 and $56,000 through the second quarter of 2012.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the second quarters of fiscal years 2011 and 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $9,000 in the second quarter of fiscal year 2011 and in 2012.

Provision for Income Taxes.  The Company had a tax provision of $14,000 in the second quarter of fiscal 2011 and $7,000 in 2012.

Net Income.  As a result of the foregoing factors, The Company had net income of $27,000 in the second quarters of fiscal 2011 and $19,000 in second quarter of 2012.

Results of Operations (First Six Months of 2012 Fiscal Year compared to First Six Months of 2011 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building.  Rental income is a function of the percentage of the building which is occupied and the level of rental rates.  Rental income during the first six months of 2011 was $193,000, compared to $198,000 in the first six months of 2012.

Hardware Sales (net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company.  The Company utilizes its existing inventory of these parts to support these sales.  Net sales were immaterial in 2011 and 2012.

Other Income.  The Company generated other income of $3,000 through the first six months of fiscal year 2011 and 2012. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building.  These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $90,000 through the first six months of 2011 and $105,000 through first six months of 2012.

Administrative Expenses. The Company’s administrative expenses were $22,000 in the first six months of fiscal years 2011 and 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building.  Interest expense on the loan was $17,000 in the first six months of fiscal year 2011 and $16,000 in 2012.

Provision for Income Taxes.  The Company had a tax provision of $21,000 in the first six months of fiscal 2011 and $16,000 in 2012.

Net Income.  As a result of the foregoing factors, the Company had net income of $47,000 in the first six months of fiscal 2011 and $42,000 in first six months of 2012.

Liquidity and Capital Resources

The Company’s cash increased by $60,000 during the first six months of fiscal year 2011 compared to an increase of $28,000 during the first six months of fiscal year 2012. During the first six months of fiscal year 2012, the Company received a cash infusion of $121,000 from the exercise of stock options.  The Company used the proceeds to reduce the Company’s accounts payables. As of July 31, 2011, The Company’s cash position was approximately $1,622,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2011.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2011.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2011.

ITEM 5. OTHER MATTERS AND SUBSEQUENT EVENTS

1. The State of California State Controller filed a complaint against the Company in the Superior Court of California.  In the Complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company have entered into a Tolling Agreement in order to allow the Company to investigate this matter.  The investigation is on-going. The Company is currently unable to assess whether the claim has any validity.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: June 4, 2012	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer

-13-