Form 10-Q
period 2012-01-31
MILLER INDUSTRIES INC
filed 2013-05-28
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a “smaller reporting issuer.” See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of January 31, 2012 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

 January 31, 2012

MILLER INDUSTRIES, INC.

BALANCE SHEET

January 31, 2012

(UNAUDITED)

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Improvement	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less Accumulated Depreciation Net
Book Value	904,441
Net Book Value	$328,267

Other Asset
Cash and Cash Equivalents	$1,572,805
Accounts Receivable (less Allowance for Doubtful Accounts of $3,192)	—
Prepaid Expenses and Other Assets	18,378
Deferred Lease Incentive (Net of Accumulated Amortization - $10,505)	12,576
Loan Costs, Less Accumulated Amortization of $1,679	9,056
Deferred Tax	48,103
Total Other Assets	$1,660,918

TOTAL ASSETS	$1,989,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,260,384
Accounts Payable and Accrued Expenses	199,036
Tenant Security Deposits- Rent Paid in Advance	49,450
Total Liabilities	$1,508,870

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	$250,000
Paid-in Capital	1,212,102
Deficit	(981,787)
Total Shareholders’ Equity	480,315
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,185

See Accompanying Notes to Financial Statements

1

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2011

2011
ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	892,483
Net Book Value	$340,225

Other Assets:
Cash and Cash Equivalents	$1,594,700
Accounts Receivable (Less Allowance for Doubtful Accounts of $4,142)	—
Prepaid Expenses and Other Assets	12,748
Deferred Lease Incentive (Net of Accumulated Amortization - $5,982)	17,100
Loan Costs, Less Accumulated Amortization of $1,521	9,214
Deferred Tax	69,228
Total Other Assets	$1,702,990
TOTAL ASSETS	$2,043,215

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and Notes Payable	$1,293,819
Accounts Payable and Accrued Expenses	386,479
Tenant’s Deposits and Advance Rent	72,033
Total Liabilities
$1,752,328
Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 2,982,662 shares issued and Outstanding
Paid-In Capital	$149,133
Deficit	1,191,929
Total Shareholders’ Equity	(1,050,175)
TOTAL LIABILITIES AND	$290,887
SHAREHOLDER’S EQUITY	$2,043,215

See Accompanying Notes to Financial Statements.

2

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011

(UNAUDITED)

	1/31/12	1/31/11
Revenues:
Rental Income	$100,873	$93,248
Hardware Sales (Net)
Other Income	1,443	1,565

Total Revenues	$102,316	$94,813

Expenses:
Rental Expenses (Except Interest)	$36,960	$40,818
Administrative	24,634	30,050
Interest	8,906	9,222
Total Expenses	$70,500	$80,090

Income Before Tax Provision	$31,816	$14,723

Provision (Benefit) for Income Tax:
Federal Income Tax	$1,125	$500
State Income Tax	4,000	600

Total Provision for Income Tax	$5,125	$1,100

Net Income	$26,691	$13,623

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	2,982,662

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

(UNAUDITED)

	1/31/12	1/31/11
Revenues:
Rental Income	$298,840	$286,265
Hardware Sales (Net)		134
Other Income	4,752	4,708

Total Revenues	$303,592	$291,107

Expenses:
Rental Expenses (Except Interest)	$141,829	$131,070
Administrative	47,075	51,277
Interest	25,175	26,060

Total Expenses	$214.079	$208,407
Income Before Tax Provision	$89,513	$82,700

Provision (Benefit) for Income Tax:
Federal Income Tax	$17,000	$18,000
State Income Tax	4,125	4,300
Total Provision for Income Tax
	$21,125	$22,300

Net Income	$68,388	$60,400

Income per Common Share (Basic)	$.01	$.02

Average Shares of Common Stock Outstanding	4,562,910	2,982,662

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011

(UNAUDITED)

	1/31/12	1/31/11
Cash Flows from Operating Activities:

Net Income (Loss)	$68,388	$60,400
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Provision for Bad Debts		(2,100)
Depreciation	11,956	12,056
Amortization	4,680	5,058
Deferred Tax Asset Valuation Adjustment	21,125	22,300
Changes in Operating Assets and Liabilities	(215,651)	(39,757)

Net Cash Provided by Operating Activities	$(109,502)	$57,957

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$-	$-

Net Cash (used by) Investing Activities	$-	$-

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(33,434)	$(33,435)
Proceeds from stock option purchase	121,040	-

Net Cash Provided by (used by) Financing Activities	$87,606	$(33,435)

Net Increase in Cash and Cash Equivalents	$(21,896)	$24,522

Cash and Cash Equivalents at the Beginning of Year	1,594,700	1,512,525
Cash and Cash Equivalents at the End of Quarter	$1,572,804	$1,537,047

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$25,175	$26,060
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

5

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2012

(UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending January 31, 2012 are not necessarily indicative of results that may be expected for the year ended April 30, 2012.

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

6

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

7

Miller Industries, Inc.

Notes to Financial Statements

A summary of the status of the company’s stock option agreement as of January 31, 2012 and 2011, and changes during the years then ended were as follows:

The options were exercised on June 7, 2011.

	1/31/12		1/31/11

	Shares Subject to Option	Exercise Price Per Share	Shares Subject to Option	Exercise Price Per Share

Outstanding, May 1	2,017,338	$.06	2,017,338	$.06
Granted	-	-	-	-

Exercised	2,017,338	$.06	2,017,338	$.06
Cancelled	-	-	-	-

Outstanding/Exercisable, October 31	-	-	-	-

8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations (Third Quarter of 2012 Fiscal Year compared to Third Quarter of 2011 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the third quarter of 2011 was $93,000, compared to $102,000 in the third quarter of 2012.

Hardware Sales (net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. Net sales were immaterial in 2011 and 2012.

Other Income. The Company generated other income of less than $2,000 during the third quarters of fiscal year 2011 and 2012. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $131,000 through the third quarter of 2011 and $148,000 through the third quarter of 2012.

Administrative Expenses. The Company’s administrative expenses were $41,000 in the third quarter of fiscal years 2011 and $37,000 for 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $9,000 in the third quarter of fiscal year 2011 and 2012.

Provision for Income Taxes. The Company had a tax provision of $1,000 in the third quarter of fiscal 2011 and $5.000 in 2012.

Net Income. As a result of the foregoing factors, The Company had net income of $14,000 in the third quarter of fiscal 2011 and $27,000 in third quarter of 2012.

Results of Operations (First Nine Months of 2012 Fiscal Year compared to First Nine Months of 2011 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the first nine months of 2011 was $286,000, compared to $299,000 in the first nine months of 2012.

9

Hardware Sales (net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. Net sales were immaterial in 2011 and 2012.

Other Income. The Company generated other income of $5,000 through the first nine months of fiscal year 2011 and 2012. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $131,000 through the first nine months of 2011 and $142,000 through the first nine months of 2012.

Administrative Expenses. The Company’s administrative expenses were $51,000 in the first nine months of fiscal years 2011 and $47,000 for the first nine months 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $26,000 in the first three quarters of fiscal year 2011 and $25,000 in 2012.

Provision for Income Taxes. The Company had a tax provision of $22,000 in the first three quarter of fiscal 2011 and $21,000 in 2012. The provision was more than offset by the Company’s net operations loss carry forward.

Net Income. As a result of the foregoing factors, The Company had net income of $60,000 in the first three quarters of fiscal 2011 and $68,000 in the first three quarters of 2012.

Liquidity and Capital Resources

The Company’s cash increased by $25,000 during the first nine months of fiscal year 2011 compared to a decrease of $22,000 during the first nine months of fiscal year 2012. In the first nine months, the Company received a cash infusion of $121,000 from the exercise of stock options. The proceeds were used to reduce the Company’s accounts payables. As of January 31, 2012, the Company’s cash position was approximately $1,573,000.

Current Operations

The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.

10

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2012. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2012.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2012.

ITEM 5. OTHER MATTERS AND SUBSEQUENT EVENTS

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

11

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