Form 10-K
period 2012-04-30
MILLER INDUSTRIES INC
filed 2013-05-28
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at October 31, 2011 was $240,982.

As of April 30, 2012, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

The Company had no employees during the 2012 and 2011 fiscal years.

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

Financing

At April 30, 2012, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,249,000. The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, with a balloon payment of $911,000 due November 2019. The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2012, the Company leased its building to three tenants. As of April 30, 2012, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2013	$291,000
2014	$228,000
2015	$57,000

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2012 were approximately $82,000.

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

State of California Claim

In December 2010, the State of California State Controller filed a complaint against the Company in the Superior Court of California. In the Complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company have entered into a Tolling Agreement in order to allow the Company to investigate this matter. During 2012, the Company submitted evidence to the State of California that our shares were not owned by a resident of California and therefore, the share were not subject to escheat in California. The State of California subsequently agreed to dismiss the complaint against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.              MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2011 Fiscal Year	HIGH	LOW
05/1/10 - 07/31/10	$.12	$.06
08/1/10 - 10/31/10	$.07	$.06
11/1/10 - 01/31/11	$.23	$.06
02/01/11 - 04/30/11	$.10	$.07

	CLOSING BID
2012 Fiscal Year	HIGH	LOW
05/1/11 - 07/31/11	$.12	$.05
08/1/11 - 10/31/11	$.14	$.06
11/1/11 - 01/31/12	$.25	$.07
02/01/12 - 04/30/12	$.19	$.11

As of April 30, 2012, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

On April 30, 2012, the Company had no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2011 compared to 2012)

Rental Income

The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2011 was $389,000, compared with $400,000 in 2012. The increase in rental income was due to higher rental rates.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales (net of cost of goods sold) were immaterial in 2011 and 2012.

Other Income

The Company generated other income of $6,000 in 2011 and 2012. Other income principally consisted of interest income. The decrease was due to lower interest rates in the Company’s deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $186,000 in 2011 and $246,000 in 2012. The principal components were management fees ($36,000 in 2011 and in 2012), taxes ($72,000 in 2011 and $82,000 in 2012), depreciation and amortization ($22,000 in 2011 and $20,000 in 2012), repairs and maintenance ($14,000 in 2011 and $36,000 in 2012), insurance ($32,000 in 2011 and $21,000 in 2012), and replacements of $20,000 in 2012.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in 2011 and 2012.

Administrative Expenses

The Company’s administrative expenses were $53,000 in 2011, compared to $57,000 in 2012.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $37,000 in 2011 compared to $45,000 in 2012.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $34,000 in 2011 and $14,000 in 2012. The Company also recorded a change in its valuation allowance in 2012 related to its net operation loss carryforwards due to the decrease in the Company’s profitability. See Note C to the Company’s financial statements.

Net Income

As a result of the foregoing factors, the Company had a net income of $74,000 in 2011, compared to a net income of $37,000 in 2012.

Liquidity and Capital Resources

The Company’s cash increased by $82,000 during fiscal year 2011 compared with an increase of $15,000 during fiscal year 2012. The increase in cash in 2011 was primarily due to positive cash flow from operations. The increase in 2012 was primarily due to the receipt of $121,000 from the exercise of stock options, which offset negative cash flow from operations. As of April 30, 2012, the Company’s cash position was approximately $1,609,000.

At April 30, 2012, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,249,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at 50 basis points below the Lender’s base rate. The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,000. The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company’s obligations to make payments under existing, material contracts consist of the following:

•	The Company is obligated to make payments under its existing mortgage loan. At April 30, 2012, the outstanding balance of the loan was $1,249,000. The loan bears interest 50 basis points below the Lender’s base rate. The loan is repayable in monthly installments of approximately $3,715, with a balloon payment of approximately $911,000 due in November, 2019.

•	The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $3,000 per month for management fees. Accrued fees as of April 30, 2012 were $115,000, all of which are payable upon the demand of Harnap.

Current Plans

The Company operates as a real estate investment and management company. Subsequent to April 30, 2012, the Company lost a tenant for its building and currently has only two tenants. The Company currently is seeking to obtain additional commercial tenants.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2011 and 2012, and for the years ended April 30, 2011 and 2012. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2012:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long Term Debt	$1,249,240	$44,580	$89,160	$89,160	$1,026,340
Capital Lease Obligations	-	-	-	-	-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Debt
TOTAL	$1,249,240	$44,580	$89,160	$89,160	$1,026,340

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2012. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2012.

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

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2012.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2012.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The directors and executive officers of the Company are as follows:

Name	Position	Officer Since	Director Since

Angelo Napolitano	President, Chief Executive Officer, and Chairman of the Board of Directors	1992	1988

 Each director is elected for a period of one year, or until his successor is duly elected by the shareholders. Officers serve at the will of the Board of Directors.

Angelo Napolitano, age 77 has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

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

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2012	$36,000
	2011	$36,000	-
	2010	$43,000	-

(1)      Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Options Granted in 2012

No stock options were granted by the Company in the 2012 fiscal year.

Aggregate Option Exercises in 2012 and Fiscal Year-End Option Values

The following table sets forth information with respect to the exercise of options in the 2012 fiscal year and the value of unexercised options held as of the end of the 2012 fiscal year held by the executive officer listed above.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at 4/30/12	Value of Unexercised In-the- Money Options at 4/30/12 ($)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable
Angelo Napolitano	2,017,338	$40,347	- / -	N/A

Management Agreement

The Company has agreed to pay Harnap Corp. a monthly management fee, which is currently $3,000 per month. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board. As of April 30, 2012, accrued management fees totaled $115,000.

Compensation of Directors

No amounts were paid to directors during the 2012 fiscal year for services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2012, the following persons beneficially owned 5% or more of the common stock of the Company:

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594	(1)	63.0%

(1)       Mr. Napolitano has sole voting and investment power with respect to 1,121,256 shares which he holds of record, and 500,000 shares which are held in trusts controlled by Mr. Napolitano as the trustee. Mr. Napolitano has shared voting and investment power with respect to 10,000 shares which he owns jointly with his wife, Mrs. Helen Napolitano.

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of April 30, 2012 were as follows:

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

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. No commissions were paid under this agreement for the 2012 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2012 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2012.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2011	Fiscal 2012
Fees billed by Larry Wolfe, CPA
Audit Fees	$17,000	$17,300
Audit Related Fees	—	—
Tax Fees	800	800
All Other Fees	—	—

Total	$17,800	$18,100

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees,” including registration statement filings.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax consultation and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2012 and 2011

Statements of Operations for Years ended April 30, 2012 and 2011.

Statements of Changes in Shareholders’ Equity (Deficiency) for Years ended April 30, 2012 and 2011

Statements of Cash Flows for Years ended April 30, 2012 and 2011

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws – Indemnification	(Note 1)
3.5	Amendment to By-laws —Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
10.2	Amended and Restated Stock Option Agreement dated February 22, 2010	(Note 5)
14.1	Code of Ethics	(Note 6)
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.

Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.
Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-K filed with the Commission for the fiscal year ended April 30, 2010.
Note 6	Incorporated by reference from the Form 10-KSB filed with the Commission for the fiscal year ended April 30, 2004.

(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on December 21, 2012.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President
And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2012.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Miller Industries, Inc.

Notes to Financial Statements

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors

Miller Industries, Inc.

Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2012 and 2011, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2012. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2012 and 2011 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE
Certified Public Accountant

Miami, Florida

November 20, 2012, except for Note I-2 as to which

The date is December 11, 2012.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2012 AND 2011

	2012	2011

ASSETS
Investment Property:
Land	161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less: Accumulated Depreciation	906,394	892,483
Net Book Value	$326,314	$340,225
Other Assets:
Cash and Cash Equivalents	$1,609,457	$1.594,700
Accounts Receivable ( Less Allowance for Doubtful Accounts of $ 3,192 in 2012 and $4,142 in 2011.	1,205	—
Prepaid Expenses and Other Assets	12,204	12,748
Deferred Lease Incentive (Net of Accumulated Amortization - $ 11,243 in 2012 and $5,982 In 2011)	11,838	17,100
Loan Costs, Less Accumulated Amortization of $ 2,594 and $1,521 in 2012 and 2011, respectively	8,141	9,214
Deferred Tax Assets	45,298	69,228
Total Other Assets	$1,688,143	$1,702,990

TOTAL ASSETS	$2,014,457	$2,043,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,249,240	$1,293,819
Accounts Payable and Accrued Expenses	260,546	386,476
Tennant’s Deposits and Advance Rents	49,450	72,033
Income Taxes payable	6,321	—
Total Liabilities	$1,565,557	$1,752,328

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares in 2012 and 2,982,662 shares in 2011 issued and outstanding	$250,000	$149,133
Paid-In Capital	1,212,102	1,191,929
Deficit	(1,013,202)	(1,050,175)
Total Shareholders’ Equity	$448,900	$290,887

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,014,457	$2,043,215

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

YEARS ENDED APRIL 30, 2012 AND 2011

	2012	2011
Revenues:
Rental Income	400,367	$389,351
Hardware Sales (Net)	138	134
Other Income	6,084	6,259

Total Revenues	$406,589	$395,744

Expenses:
Rental Expenses (Except Interest)	$245,993	$186,438
Cost of Hardware Sales	-	-
Administrative	57,330	53,198
Interest	36,042	36,684

Total Expenses	$339,365	$276,320

Income Before Tax Provision	$67,224	$119,424

Provision (Benefit) for Income Tax:
Federal Income Tax	$10,800	$27,371
State Income Tax	3,422	6,293
Provision for Income Tax Before Realization of Prior Years’ Tax Benefit, Adjustments and Change in valuation allowance	$14,222	$33,664
Tax Benefits of Net Operating Loss Carryforward, Adjustments and Change in Valuation Allowance	16,029	11,608

Total Provision for Income Tax (Net of Tax Benefits), Adjustments and Change in Valuation Allowance	$30,251	$45,272

Net Income	$36,973	$74,152

Income per Common Share (Basic)	$.01	$.03

Weighted Average Shares of Common Stock Outstanding (Basic)	4,784,449	2,982,662
Income per Common Share (Diluted)	$.01	$.02

Weighted Average Shares of Common Stock Outstanding (Diluted)	4,784,449	3,386,133

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

YEARS ENDED APRIL 30, 2012 AND 2011

	2012		2011
Cash Flows from Operating Activities:
Net Income (Loss)		$36,973	$74,152
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Depreciation		13,910	15,942
Amortization		6,335	6,241
Deferred Tax Asset Valuation Adjustment		23.930	45,272
Bad Debt Provision		(950)	(2,800)
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable		(255)	2,800
(Increase) Decrease in Prepaid Expenses and Other		544	2,106
Increase (Decrease) in Accounts Payable and
Accruals and Income Taxes		(119,608)	(17,068)
Increase (Decrease) in Tenant Deposits
And Advances		(22,583)	1,610

Net Cash Provided by Operating Activities		$(61,704)	$128,255

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$(1,500)

Net Cash (used by) Investing Activities	$		$(1,500)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		(44,579)	$(44,580)
Proceeds from Exercise of Stock Options		121,040	-

Net Cash Provided by (used by) Financing Activities		$76,461	$(44,580)

Net Increase in Cash and Cash Equivalents		$14,757	$82,175

Cash and Cash Equivalents at the Beginning of Year		1,594,700	1,512,525
Cash and Cash Equivalents at the End of Year		$1,609,457	$1,594,700

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$36,004	$36,742
Income Taxes		$-	$-

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2012 AND 2011

COMMON STOCK

	Shares Issued	Amount	Additional Paid-in Capital	(Deficit)	(Total)

Balance at April 30, 2010	2,982,662	$149,133	$1,191,929	$(1,124,327)	$216,735

Net Income – 2011	-	-	-	74,152	74,152

Balance at April 30, 2011	2,982,662	$149,133	$1,191,929	$(1,050,175)	$290,887

Stock Option Exercised June 8, 2011	2,017,338	100,867	20,173		121,040

Net Income – 2012	-	-	-	36,973	36,973

Balance at April 30, 2012	5,000,000	$250,000	$1,212,102	$(1,013,202)	$448,900

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012 AND 2011

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

Real property and equipment, with an original cost of approximately $ 750,000, have been fully depreciated at April 30, 2012.

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

Miller Industries, Inc.

Notes to Financial Statements

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2011 and 2012, respectively, the Company did not record any liabilities for uncertain tax positions.

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

6.	Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2012, and 2011 the Company’s uninsured bank balances approximated $1,360,000 and $1,345,000 respectively.

7.	Financial Instruments

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 59% of Revenue. Tenant “B” 38% of Revenue.

Miller Industries, Inc.

Notes to Financial Statements

9.	Revenue Recognition

The Company recognizes rental income on a straight-line basis over the respective lease terms. The Company recognizes hardware sales upon shipment of goods to customers.

10.	Environmental Cleanup Matters

The Company expenses environmental expenditures related to existing conditions resulting from past or current operations and from which no current or future benefit is discernible. The Company determines its liability on a site-by-site basis and records a liability at the time when it is probable and can be reasonably estimated.

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

ASC 220, Comprehensive Income established standards for reporting and displaying comprehensive income and its components in the financial statements. The company does not have any comprehensive income for fiscal 2012 and 2011.

13.	Long-Lived Assets

Under ASC 360, Property, Plant and Equipment, The Company evaluates the carrying value of long-lived assets (including property, equipment and intangible assets) when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2012 and April 30, 2011.

14.	Segments

The Company operates in one segment and therefore segment information is not presented.

Miller Industries, Inc.

Notes to Financial Statements

15.	Derivative Instruments -

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

Advertising costs are charged to operations in the period incurred. The Company has not incurred any advertising costs for fiscal 2012 and 2011.

19.	Business Concentrations -

Rental income of the Company’s office and warehouse building is subject to the economic conditions of the industrial real estate market place. Changes in this industry may significantly affect management’s estimates and the Company’s performance Miller Industries, Inc.

Miller Industries, Inc.

Notes to Financial Statements

20.	Accounting Changes and Error Corrections

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

Miller Industries, Inc.

Notes to Financial Statements

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

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2012	2011

10-year note payable, collateralized by mortgage on land and building, improvements, personal property collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note bears interest at ½ of 1% (.050%) rate under the lenders prime rate per annum. The Rate of interest is adjustable annually based on the current Prime at the anniversary date. The company’s annual interest Rate at April 30, 2012 is 2.75%. The note is payable in Monthly installments of $3,715, plus accrued interest, with a final payment of approximately $911,000 due November 2019.	$1,249,240	$1,293,819

Miller Industries, Inc.

Notes to Financial Statements

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending

2013	$44,580
2014	44,580
2015	44,580
2016	44,580
2017	44,580

Thereafter	1,026,340
Total	$1,249,240

Land, buildings and improvements, with an approximate cost of $1,222,000 and an approximate net book value of $ 340,000 are pledged as collateral for these obligations.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2012	2011

Current	$14,891	$22,452
Deferred	(669)	11,212
Tax Benefit of Net Operating Loss Carryforward, Deferred Tax Adjustment and Changes to Valuation Allowance	16,029	11,608
Total	$30,251	$45,272

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes, and the expected use of tax loss carryforwards in future periods.

The deferred tax adjustment relates to the June 30, 2005 stock option the Company granted to Angelo Napolitano (See Note H). The Company booked approximately $65,400 in fiscal 2006 for “financial statement” purposes as the fair value of the options granted. For “tax purposes,” this expense was not deducted on any income tax return, resulting in a deferred tax asset of approximately $25,000 for this timing difference. On June 7, 2011, Angelo Napolitano exercised the option. The Market Value of the Company’s shares on June 3, 2011 (closest date to June 7, 2011 that shares were traded) was $.08 per share. Since the option shares are restricted as to trading, a 20% valuation discount was applied. The value per share net of the discount amounted to $.06 per share. The option price paid by Angelo Napolitano was $.06 per share (strike price). Therefore, an adjustment is required to the deferred tax account in the approximate amount of $25,000 as the market value of the option shares (net of the valuation discount) does not exceed the strike price.

The components of the net deferred tax asset at April 30, 2012 and 2011 are as follows:

	2012	2011

Properties and Equipment principally due to depreciation	$44,098	$43,072
Compensation – Value of Stock Option Granted	—	24,599
Provision for Bad Debts	1,200	1,557

Total gross deferred tax assets	$45,298	$69,228
Less: Valuation Allowance	—	—
Net Deferred Tax Asset	$45,298	$69,228

Miller Industries, Inc.

Notes to Financial Statements

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

Total Federal tax expense for years ended April 30, 2012 and 2011 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2012		2011
	Percent of Pre-Tax Income		Percent of Pre-Tax Income
	Amount		Amount	Income

Income before Provision for Income Taxes	$67,224	100%	$119,424	100%

Computed Expected Tax Expense	22,856	34%	40,604	34%
Federal Tax (Benefit) of State Income Tax	(1,163)	(2)	(2,140)	(2)
Sur Tax Exemption	(10,893)	(16)	(11,093)	(9)

Federal Tax Before Tax Benefits	10,800	16%	27,371	23%
Tax Benefits of Net Operating Loss Carryforwards, Deferred Tax Adjustment and Change in Valuation Allowance	14,314	21	11,608	10

Actual Federal Tax (Benefits)	$25,114	37%	$38,979	33%

NOTE D - Rental Income

During 2012 the company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2013. Rental income approximated $ 401,000 and $ 389,000 for fiscal 2012 and 2011, respectively. Rental income from these leases amounted to 100 % of the total 2012 rental income and 100 % of the total 2011 rental income.

Miller Industries, Inc.

Notes to Financial Statements

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2013	$290,571

2014	$228,200

2015	$57,057

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:

	2011	2011
Bad Debt-Provision	$(950)	$(2,800)
Commissions and Consulting	2,394	3,564
Depreciation and Amortization	20,245	22,183
Insurance	31,322	32,127
Management Fees	36,000	36,000
Outside Services	2,879	2,436
Repairs and Maintenance	36,435	13,799
Utilities	5,352	7,461
Replacements	30,000	—
Taxes and Permits	82,316	71,668

Totals	$245,993	$186,438

NOTE F - Administrative Expenses

Administrative expenses consisted of:

	2012	2011
Accounting and Legal	$30,577	$28,654
Office Supplies/Postage/Other	1,085	1,021
Stockholders’ Expenses	24,611	22,591
Telephone	1,057	932

Totals	$57,330	$53,198

Miller Industries, Inc.

Notes to Financial Statements

NOTE G - Related Party Transactions

Management fees in the amount of $ 36,000 for 2012 and 2011 were incurred by the Company to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Harnap Corp. was reimbursed for bookkeeping services, tenant improvements, repairs, and office supplies during fiscal 2012 and 2011 for approximately $19,500 for 2012 and $18,000 for 2011. Included in accounts payable is approximately $ 115,000 and 280,000 for 2012 and 2011 that is owned to Harnap Corp. The mortgage is guaranteed by the company’s C.E.O. up to 50% of all sums due.

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

Miller Industries, Inc.

Notes to Financial Statements

2010

Stock Price	$.04

Strike Price	.06

Expected Life	5.17 years

Risk-Free Interest Rate	3.78%

Volatility	44.6%

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

A summary of the status of the company’s stock option agreement as of April 30, 2012 and 2011, and changes during the years then ended were as follows:

	2012		2011
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	$2,017,338	$.06	$2,017,338	$.06
Granted	-	-	-	-
Exercised	2,017,338	.06	-
Cancelled	-	-	-	-
Outstanding/Exercisable, April 30	-	-	2,017,338	.06

Miller Industries, Inc.

Notes to Financial Statements

NOTE I – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

1.           On June 7, 2011, Angelo Napolitano exercised his option to acquire 2,017,338 shares of the Company’s common shares at $.06 per share.

2.           The State of California State Controller filed a complaint against the Company in the Superior Court of California. In the Complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company have entered into a Tolling Agreement in order to allow the Company to investigate this matter. During 2012, the Company submitted evidence to the State of California that the shares in question were not owned by a California resident and, therefore, not subject to any penalty. On December 11, 2012, the Company’s attorneys received confirmation that the State of California has dropped its claim against the Company.

3.          A Company tenant of approximately 20,000 square feet has indicated its intention not to renew its lease expiring September 30, 2012. Rental income of approximately $13,000 per month ($155,000 per annum) will cease during September 2012.

-37-