Form 10-Q
period 2011-07-31
MILLER INDUSTRIES INC
filed 2013-05-29
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2011 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

July 31, 2011

INDEX

		Page No.
PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheet as of July 31, 2011	1

	Balance Sheet of April 30, 2011	2

	Statement of Operations - Three Months Ended July 31, 2011 and 2010	3

	Statement of Cash Flows - Three Months Ended July 31, 2011 and 2010	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	9

Item 4.	Controls and Procedures	9

PART II: OTHER INFORMATION

Items 1 to 6		10

Signatures		11

-i-

MILLER INDUSTRIES, INC.

BALANCE SHEET

JULY 31, 2011

(UNAUDITED)

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost		$1,232,708
Less: Accumulated Depreciation		896,470
Net Book Value		$336,238

Other Assets:
Cash and Cash Equivalents	$1,612,290
Accounts Receivable (less Allowance for Doubtful Accounts of $4,142)	-
Prepaid Expenses and Other Assets	4,479
Deferred Lease Incentive (Net of Accumulated Amortization - $7,490)	15,592
Deferred Tax	60,028
Loan Costs, Less Accumulated Amortization of $1,573	9.162
Total Other Assets		1,701,551
TOTAL ASSETS		$2,037,789

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and Notes Payable	$1,282,674
Accounts Payable and Accrued Expenses	248,427
Tenant Security Deposits and Advanced Rent	72,032
Total Liabilities		$1,603,133

Shareholders’ Equity:
Common Stock, $.05 par, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	$250,000
Paid-in Capital	1,212,102
Deficit	(1,027,446)
Total Shareholders’ Equity		434,656
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,037,789

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

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended
	7/31/10	7/31/11

Revenues:
Rental Income	$96,471	$98,984
Hardware Sales (Net)	134	-
Other Income	1,555	1,668

Total Revenue	$98,160	$100,652
Expenses:
Rental Expense (Except Interest)	$52,817	$51,269
Administrative	10,372	10,169
Interest	7,538	7,285
Total Expenses	$70,727	$68,723
Income Before Tax Provision	$27,433	$31,929

Provision for Income Tax:
Federal Income Tax	$6,000	$7,500
State Income Tax	1,450	1,700
Total Provision (Credit) for Income Tax
	$7,450	$9,200

Net Income	$19,983	$22,729

Income per Common Share	$.01	$.01

Average Shares of Common Stock Outstanding	2,982,662	4,125,820

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

	Three Months Ended
	7/31/10	7/31/11

Cash Flows From Operating Activities:

Net Income	$19,983	$22,729
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	4,019	3,986
Amortization	1,686	1,560
Deferred Tax Asset Valuation Adjustment	7,450	-
Changes in Operating Assets and Liabilities	4,200	(120,580)
Net Cash Provided by Operating Activities	$37,338	$(92,305)

Cash Flows From Investing Activities:
Acquisition of Property and Equipment	$-	$-
Net Cash (Used in) Investing Activities	$-	$-

Cash Flows From Financing Activities:
Principal Payments Under Borrowings	$(11,145)	$(11,145)
Addition to Debt	-	121,040

Net Cash Provided by (Used in) Financing Activities	$(11,145)	$109,895

Net Increase in Cash and Cash Equivalents	$26,193	$17,590

Cash at the Beginning of Year	1,512,525	1,594,700
Cash at the End of Year	$1,538,718	$1,612,290

Additional Cash Flow Information:
Cash Paid for Interest	$9,277	$7,285
Cash Paid for Income Tax	$-	$-

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2011

(UNAUDITED)

NOTE A - BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2011 are not necessarily indicative of results that may be expected for the year ended April 30, 2012.

For further information, refer to the financial statements and footnotes thereto of the Company as of April 30, 2011 and for the year ended April 30, 2011.

NOTE B – Earnings Per Share:

In accordance with Financial Accounting Standards No. 128, basic earnings per share is computed based on the weighted-average number of common shares outstanding during each year and excludes any potential dilution. Diluted earnings per share is based on the weighted-average number of common shares outstanding as well as potentially dilutive common shares, which in the Company’s case include shares issuable under the stock option agreement. The Company’s outstanding options are not included in the computation of basic or diluted earnings per share since they are anti-dilutive.

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

On February 22, 2010 the Company modified the option previously granted to Angelo Napolitano that entitled him to acquire 2,017,338 shares of the Company’s common stock. Under the terms of the modification, the exercise price for the options was reduced from $0.18 per share to $0.06 per share. The Company reduced the exercise price of the option in consideration of Mr. Napolitano’s guarantee of the Company’s bank loan and his services as the Company’s president. The average fair values of the options modified during fiscal 2010 were estimated at $.0130 using the Black-Scholes options-pricing model, which included the following assumptions

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

The options were exercised on June 7, 2011.

Miller Industries, Inc.

Notes to Financial Statements

A summary of the status of the Company’s stock option agreement as of April 30, 2011 and 2010, and changes during the years then ended were as follows:

	2010		2011
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	2,017,338	$.06	2,017,338	$.06
Granted	-	-	-	-
Exercised	-	-	2,017,338	$.06
Cancelled	-	-	-	-
Outstanding/Exercisable, April 30	2,017,338	$.06	-	-

Miller Industries, Inc.

Notes to Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of 2011 was $96,000, compared to $101,000 in the first quarter of 2012.

Hardware Sales (net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. Net sales were immaterial in 2011 and 2012.

Other Income. The Company generated other income of $1,700 in the first quarter of fiscal year of both 2011 and 2012. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $53,000 in the first quarter of 2011 and $51,000 in the first quarter of 2012.

Administrative Expenses. The Company’s administrative expenses were approximately $10,000 in the first quarters of fiscal years 2011 and 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $7,600 in the first quarter of fiscal year 2011 and $7,300 in 2012.

Provision for Income Taxes. The Company had a tax provision of $7,500 in the first quarter of fiscal 2011 and $9,200 in 2012.

Net Income. As a result of the foregoing factors, the Company had net income of $20,000 in the first quarter of fiscal 2011 and $23,000 in first quarter of 2012.

Liquidity and Capital Resources

The Company’s cash increased by $26,000 during the first three months of fiscal year 2011 compared to an increase of $18,000 during the first three months of fiscal year 2012. During 2012, the Company received $121,000 from the exercise of stock options which was then used to reduce the Company’s accounts payables. As of July 31, 2011, The Company’s cash position was approximately $1,612,000.

Miller Industries, Inc.

Notes to Financial Statements

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2011. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2011.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2011.

Miller Industries, Inc.

Notes to Financial Statements

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The State of California State Controller filed a complaint against the Company in the Superior Court of California. In the complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company entered into a Tolling Agreement in order to allow the Company to investigate this matter. The investigation is on-going.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 7, 2011, Angelo Napolitano, the Company’s chief executive officer, exercised his stock option and acquired 2,017,338 shares of its common stock from the Company at a price of $.06 per share. The shares sold were not registered under the Securities Act of 1933 (the “Securities Act”), in reliance on the exemption provided by Section 4(2) thereof as a transaction by an issuer not involving a public offering.

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

Miller Industries, Inc.

Notes to Financial Statements

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.
(Registrant)

Dated: June 4, 2012	By:	/s/ Angelo Napolitano
Angelo Napolitano
Chairman of the Board of Directors
Chief Executive Officer
Principal Financial Officer

-11-