Form 10-Q
period 2012-10-31
MILLER INDUSTRIES INC
filed 2013-05-29
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012 or

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

Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer's classes of common stock, par value $.05 per share, as of October 31, 2012 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

October 31, 2012

INDEX

		Page No.

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets dated as of October 31, 2012 and April 30, 2012	1

	Statement of Operations – Three Months Ended October 31, 2012
	and 2011	3

	Statement of Operations –Six Months Ended October 31, 2012
	and 2011	4

	Statement of Cash Flows - Six Months Ended October 31, 2012
	and 2011	5

	Notes to Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4.	Controls and Procedures	10

Item 5.	Other Matters and Subsequent Events	11

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 6.	Exhibits	11

Signatures		12

i

MILLER INDUSTRIES, INC.

BALANCE SHEET

October 31, 2012

(UNAUDITED)

ASSETS

2012
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	908,349
Net Book Value	$319,359
Other Assets:
Cash and Cash Equivalents	$1,715,847
Accounts Receivable (Less Allowance for
Doubtful Accounts of $ 3,192)	-
Prepaid Expenses and Other Assets	28,069
Deferred Lease Incentive (Net of Accumulated
Amortization - $13,874)	9,208
Loan Costs, Less Accumulated
Amortization –
Loan Costs, Less Accumulated Amortization of $ 3,130	7,604
Deferred Tax	45,298
Total Other Assets	$1,806,650

TOTAL ASSETS	$2,126,009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,226,950
Accounts Payable and Accrued Expenses	348,564
Tenant’s Deposits and Advance Rent	49,450
Total Liabilities	$1,624,924
Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(961,057)
Total Shareholders’ Equity	$501,045
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,126,009

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2012

ASSETS

2012
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	892,483
Net Book Value	$340,225
Other Assets:
Cash and Cash Equivalents	$1,594,700
Accounts Receivable ( Less Allowance for Doubtful
Accounts of $ 4,142)	----
Prepaid Expenses and Other Assets	12,748
Deferred Lease Incentive (Net of Accumulated
Amortization - $ 5,982)	17,100
Loan Costs, Less Accumulated Amortization of $ 1,521	9,214
Deferred Tax	69,228
Total Other Assets	$1,702,990
TOTAL ASSETS	$2,043,215

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,293,819
Accounts Payable and Accrued Expenses	386,476
Tenant’s Deposits and Advance Rent	72,033

Total Liabilities	$1,7582,328

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 2,982,662 shares issued and Outstanding	$149,133
Paid-In Capital	1,191,929
Deficit	(1,050,175)

Total Shareholders’ Equity	$290,887
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,043,215

See Accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2012 AND 2011

(UNAUDITED)

	10/31/11	10/31/12
Revenues:
Rental Income	$98,984	$102,090
Hardware Sales (Net)	138
Other Income	1,641	1,431

Total Revenues	$100,763	$103,521

Expenses:
Rental Expenses (Except Interest)	$55,677	$50,720
Administrative	10,855	10,522
Interest	8,984	8,672

Total Expenses	$74,995	$69,944

Income Before Tax Provision	$25,768	$33,577

Provision (Benefit) for Income Tax:
Federal Income Tax	$5,500	10,000
State Income tax	1,300	2,100

Total Provision for Income Tax	6,800	$12,100

Net Income	$18,968	$21,477

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common
Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011

(UNAUDITED)

	10/31/11	10/31/12
Revenues:
Rental Income	$197,967	$204,180
Hardware Sales (Net)	138	-
Other Income	3,309	2,822

Total Revenues	$201,414	$207,002

Expenses:
Rental Expenses (Except Interest)	$105,008	$94,163
Administrative	22,441	20,881
Interest	16,269	15,613

Total Expenses	$143,718	$130,657

Income Before Tax Provision	$57,696	$76,345

Provision (Benefit) for Income Tax:
Federal Income Tax	$13,000	$20,000
State Income Tax	3,000	4,200
Total Provision for Income Tax	$16,000	$24,200

Net Income	$41,696	$52,145

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	4,562,910	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011

(UNAUDITED)

	10/31/11	10/31/12
Cash Flows from Operating Activities:
Net Income (Loss)	$41,696	$52,145
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities
Provision for Bad Debts	(250)	-
Depreciation	7,971	6,955
Amortization	3,121	3,167
Deferred Tax Asset Valuation Adjustment	16,000	-
Changes in Operating Assets and Liabilities	(139,658)	66,414
Net Cash Provided by Operating Activities	$(71,120)	$128,681

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$-	$-

Net Cash (used by) Investing Activities	$-	$-

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(22,290)	$(22,290)
Proceeds from stock option purchase	121,040	-

Net Cash Provided by (used by) Financing
Activities	$98,750	$(22,290)

Net Increase in Cash and Cash
Equivalents	$27,630	$106,391

Cash and Cash Equivalents at the Beginning of Year	1,594,700	1,609,457
Cash and Cash Equivalents at the End of Quarter	$1,622,330	$1,725,848

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$7,285	$8,672
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2012

(UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2012 are not necessarily indicative of results that may be expected for the year ended April 30, 2013.

For further information refer to the financial statements and footnotes thereto of the Company as of April 30, 2012 and for the year ended April 30, 2012.

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

Miller Industries, Inc.

Miller Industries, Inc.

Notes to Financial Statements

NOTE D – Stock Options

A summary of the status of the company’s stock option agreement as of October 31, 2012 and 2011, and changes during the years then ended were as follows:

	2011		2012

	Shares Subject to Option	Exercise Price Per Share	Shares Subject to Option	Exercise Price Per Share

Outstanding, May 1	2,017,338	$.06	-	-
Granted	-	-	-	-

Exercised	2,017,338	$.06	-	-
Cancelled	-	-	-	-

Outstanding/Exercisable, October 31	-	-	-	-

On June 7, 2011, Angelo Napolitano exercised his options to acquire 2,017,338 Shares of the company’s common stock at a price of $.06 per Share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2012 Fiscal Year compared to Second Quarter of 2011 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the second quarter of 2011 was $99,000, compared to $102,000 in the second quarter of 2012.

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

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $56,000 through the second quarter of 2011 and $51,000 through the second quarter of 2012.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the second quarters of fiscal years 2011 and 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $9,000 in the second quarter of fiscal year 2011 and in 2012.

Provision for Income Taxes. The Company had a tax provision of $7,000 in the second quarter of fiscal 2011 and $12,000 in 2012.

Net Income. As a result of the foregoing factors, The Company had net income of $20,000 in the second quarters of fiscal 2011 and $19,000 in second quarter of 2012.

Results of Operations (First Six Months of 2012 Fiscal Year compared to First Six Months of 2011 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first six months of 2011 was $201,000, compared to $207,000 in the first six months of 2012.

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

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $105,000 through the first six months of 2011 and $94,000 through first six months of 2012.

Administrative Expenses. The Company’s administrative expenses were $22,000 in the first six months of fiscal years 2011 and $21,00 in 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $16,000 in the first six months of fiscal year 2011 and in 2012.

Provision for Income Taxes. The Company had a tax provision of $16,000 in the first six months of fiscal 2011 and $24,000 in 2012.

Net Income. As a result of the foregoing factors, the Company had net income of $42,000 in the first six months of fiscal 2011 and $52,000 in first six months of 2012.

Liquidity and Capital Resources

The Company’s cash increased by $28,000 during the first six months of fiscal year 2011 compared to an increase of $106,000 during the first six months of fiscal year 2012. During the first six months of fiscal year 2011, the Company received a cash infusion of $121,000 from the exercise of stock options. The Company used the proceeds to reduce the Company’s accounts payables. As of July 31, 2012, The Company’s cash position was approximately $1,716,000.

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

One of the Company’s tenants, which leased, approximately 20,000 square feet indicated its intention not to renew its lease expiring on September 30, 2012. Rental income of approximately $13,000 per month ($155,000 per annum) will cease during September 2012. The Company is seeking new tenants for this space. The loss of rental income will have a material impact on the Company’s profitability until this space is leased to new tenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2012. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2012.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2012.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The State of California State Controller filed a complaint against the Company in the Superior Court of California. In the complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company entered into a Tolling Agreement in order to allow the Company to investigate this matter. During 2012, the Company submitted evidence to the State of California that the shares in question were not owned by a California resident and therefore not subject to any penalty. On December 11, 2012, the Company’s attorney received confirmation that the state of California has dropped its claim against the Company.

ITEM 6.              EXHIBITS

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: May 28, 2013	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer

-12-