Form 10-Q
period 2013-01-31
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of January 31, 2013 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

January 31, 2013

i

MILLER INDUSTRIES, INC.

BALANCE SHEET

January 31, 2013

(UNAUDITED)

ASSETS

2013
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	916,827
Net Book Value	$315,881
Other Assets:
Cash and Cash Equivalents	$1,593,264
Accounts Receivable ( Less Allowance for Doubtful Accounts of $ 3,192)
Prepaid Expenses and Other Assets	27,433
Deferred Lease Incentive (Net of Accumulated Amortization - $ 15,189)	7,892
Loan Costs, (Less Accumulated Amortization of $ 3,399)	7,336
Deferred Tax	37,338
Total Other Assets	$1,673,263

TOTAL ASSETS	$1,989,144

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	1,215,805
Accounts Payable and Accrued Expenses	238,197
Tenant’s Deposits and Advance Rent	24,054

Total Liabilities	$1,478,056

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(951,014)

Total Shareholders’ Equity	$511,088

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,989,144

See Accompanying Notes to Financial Statements.

1

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2012

ASSETS

2012
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	906,394
Net Book Value	$326,314
Other Assets:
Cash and Cash Equivalents	$1,609,457
Accounts Receivable ( Less Allowance for Doubtful Accounts of $ 3,192)	1,205
Prepaid Expenses and Other Assets	12,204
Deferred Lease Incentive (Net of Accumulated Amortization - $ 11,243)	11,838
Loan Costs, (Less Accumulated Amortization of $ 2,594)	8,141
Deferred Tax	45,298
Total Other Assets	$1,688,143

TOTAL ASSETS	$2,014,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	1,249,240
Accounts Payable and Accrued Expenses	266,867
Tenant’s Deposits and Advance Rent	49,450

Total Liabilities	$1,565,557

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(1,013,202)

Total Shareholders’ Equity	$448,900
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,014,457

See Accompanying Notes to Financial Statements.

2

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012

(UNAUDITED)

	1/31/13	1/31/12
Revenues:
Rental Income	$63,254	$100,873
Hardware Sales (Net)
Other Income	1,408	1,443

Total Revenues	$64,662	$102,316

Expenses:
Rental Expenses (Except Interest)	$31,868	$36,960
Administrative	11,107	24,634
Interest	8,703	8,906

Total Expenses	$51,678	$70,500

Income Before Tax Provision	$12,984	$31,816

Provision (Benefit) for Income Tax:
Federal Income Tax	$2,500	$4,000
State Income Tax	440	1,125
Total Provision for Income Tax	$2,940	$5,125

Net Income	$10,044	$26,691

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012

(UNAUDITED)

	1/31/13	1/31/12
Revenues:
Rental Income	$267,433	$298,840
Hardware Sales (Net)
Other Income	4,230	4,752

Total Revenues	$271,653	$303,592

Expenses:
Rental Expenses (Except Interest)	$99,559	$141,829
Administrative	58,450	47,075
Interest	24,316	25,175

Total Expenses	$182,325	$214,079

Income Before Tax Provision	$89,328	$89,513

Provision (Benefit) for Income Tax:
Federal Income Tax	$22,500	$17,000
State Income Tax	4,640	4,125
Total Provision for Income Tax	$27,140	$21,125

Net Income	$62,188	$68,388

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	4,562,910

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2013 AND 2012

(UNAUDITED)

	1/31/13		1/31/12
Cash Flows from Operating Activities:

Net Income		$62,188		$68,388
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation		10,432		11,956
Amortization		4,751		4,680
Deferred Tax Asset Valuation Adjustment		7, 960		21,125
Changes in Operating Assets and Liabilities		(68,089)		(215,651)

Net Cash Provided by Operating Activities		$17,242		$(109,502)

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(33,435)		$(33,434)
Proceeds from Stock option purchase				121,040

Net Cash Provided by (used by) Financing Activities		$(33,435)		$87,606

Net Decrease in Cash and Cash Equivalents		$(16,193)		$(21,896)

Cash and Cash Equivalents at the Beginning of Year		1,609,457		1,594,700
Cash and Cash Equivalents at the End of Quarter		$1,593,264		$1,572,804

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$25,175		$25,175
Income Taxes		$6,320		$0

See Accompanying Notes to Financial Statements.

5

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending January 31, 2013 are not necessarily indicative of results that may be expected for the year ended April 30, 2013.

For further information refer to the financial statements and footnotes thereto of the Company as of April 30, 2013 and for the year ended April 30, 2013.

NOTE B - Earnings Per Share -

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

NOTE C - Use of Estimates -

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

6

Miller Industries, Inc.

Notes to Financial Statements

NOTE D – Stock Option Agreement

A summary of the status of the company’s stock option agreement as of January 31, 2013 and 2012, and changes during the quarter then ended were as follows:

	2013		2012
	Shares	Exercise	Shares	Excise
	Subject	Price Per	Subject	Price Per
	To Option	Share	To Option	Share
Outstanding, May 1	-	$-	2,017,338	$.06
Exercised	-	-	2,017,338	$.06
Outstanding/Exercisable, January 31	-	$-

On June 7, 2011, Angelo Napolitano exercised his option to acquire 2,017,338 shares of the company’s common shares at $.06 per share.

NOTE E – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

1. The State of California State Controller filed a complaint against the Company in the Superior Court of California. In the Complaint, the State asserts that the Company had failed to report the alleged abandonment of certain shares of the Company’s common stock in a timely manner and, as a result, the Company was obligated to pay the State the amount of $102,230. The State and the Company have entered into a Tolling Agreement in order to allow the Company to investigate this matter. During 2012 the Company submitted evidence to the state of California that the shares in question were not owned by a California resident and therefore not subject to any penalty. On December 11, 2012, the Company’s attorney received confirmation that the State of California has dropped its claim against the Company.

2. A Company tenant of approximately 20,000 square feet has indicated its intention not to renew its lease expiring September 30, 2012. Rental income of approximately $13,000 per month ($155,000 per annum) will cease during September 2012.

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations (Third Quarter of 2013 Fiscal Year compared to Third Quarter of 2012 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the third quarter of 2013 was $63,000, compared to $101,000 in the third quarter of 2012.

Hardware Sales (net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. Net sales were immaterial in 2013 and 2012.

Other Income. The Company generated other income of less than $2,000 during the third quarters of fiscal years 2013 and 2012. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $32,000 during the third quarter of 2013 and $137,000 during the third quarter of 2012.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the third quarter of fiscal years 2013 and $37,000 for 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $9,000 in the third quarter of fiscal year 2013 and 2012.

Provision for Income Taxes. The Company had a tax provision of $3,000 in the third quarter of fiscal 2013 and $5,000 in 2012.

Net Income. As a result of the foregoing factors, The Company had net income of $10,000 in the third quarter of fiscal 2013 and $27,000 in third quarter of 2012.

Results of Operations (Third Quarter of 2013 Fiscal Year compared to Third Quarter of 2012 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the third quarter of 2012 was $267,000, compared to $299,000 in the third quarter of 2012.

8

Other Income. The Company generated other income of $4,000 through the third quarter of fiscal year 2013 and $5,000 in the third quarter of 2012. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $100,000 through the third quarter of 2013 and $142,000 through the third quarter of 2012.

Administrative Expenses. The Company’s administrative expenses were $58,000 in the first three quarters of fiscal years 2013 and $47,000 for 2012.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $24,000 in the first three quarters of fiscal years 2013 and $25,000 in 2012.

Provision for Income Taxes. The Company had a tax provision of $89,000 in the first three quarter of fiscal 2013 and $90,000 in 2012.

Net Income. As a result of the foregoing factors, The Company had net income of $62,000 in the first three quarters of fiscal 2013 and $68,000 in first three quarters of 2012.

Liquidity and Capital Resources

The Company’s cash decreased by $16,000 during the nine months of fiscal year 2013 compared to a decrease of $22,000 during the first nine months of fiscal year 2012. In 2012, the Company had a cash infusion of $121,000 from the exercise of stock options which was then used to reduce the Company’s accounts payables. As of January 31, 2013, the Company’s cash position was approximately $1,593,000.

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

9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2013. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2013.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2013.

10

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: May 26, 2015	By:	/s/ Angelo Napolitano
Angelo Napolitano
Chairman of the Board of Directors
Chief Executive Officer
Principal Financial Officer

11