Form 10-K
period 2013-04-30
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2013

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at April 30, 2013 was $314,739.

As of April 30, 2013, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

Employees

The Company had no employees during the 2013 and 2012 fiscal years.

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

Financing

At April 30, 2013, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,205,000. The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, with a balloon payment of $911,000 due November 2019. The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2013, the Company leased its building to three tenants. As of April 30, 2013, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2014	$228,506
2015	$57,051

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2012 were approximately $61,000.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2013 Fiscal Year	HIGH	LOW
05/1/12 - 07/31/12	$.17	$.14
08/1/12 - 10/31/12	$.17	$.14
11/1/12 - 01/31/13	$.18	$.14
02/01/13 - 04/30/13	$.19	$.17

	CLOSING BID
2012 Fiscal Year	HIGH	LOW
05/1/11 - 07/31/11	$.12	$.05
08/1/11 - 10/31/11	$.14	$.06
11/1/11 - 01/31/12	$.25	$.07
02/01/12 - 04/30/12	$.19	$.11

As of April 30, 2013, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

On April 30, 2013, the Company had no equity compensation plans.

ITEM 6.          SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2013 compared to 2012)

Rental Income

The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2013 was $332,000, compared with $400,000 in 2012. The decrease in rental income was due to lower rental rates.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales (net of cost of goods sold) were immaterial in 2013 and 2012.

Other Income

The Company generated other income of $6,000 in 2013 and 2012. Other income principally consisted of interest income. The decrease was due to lower interest rates in the Company’s deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $166,000 in 2013 and $246,000 in 2012. The principal components were management fees ($36,000 in 2013 and in 2012), taxes ($64,000 in 2013 and $82,000 in 2012), depreciation and amortization ($18,000 in 2013 and $20,000 in 2012), repairs and maintenance ($16,000 in 2013 and $36,000 in 2012), insurance ($31,000 in 2011 and $31,000 in 2012), and replacements of $30,000 in 2012.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in 2013 and 2012.

Administrative Expenses

The Company’s administrative expenses were $62,000 in 2013, compared to $57,000 in 2012.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $35,000 in 2013 compared to $45,000 in 2012.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $16,000 in 2013 and $14,000 in 2012. The Company also recorded a change in its valuation allowance in 2013 related to its net operation loss carryforwards due to the decrease in the Company’s profitability. See Note C to the Company’s financial statements.

Net Income

As a result of the foregoing factors, the Company had a net income of $53,000 in 2013, compared to a net income of $37,000 in 2012.

Liquidity and Capital Resources

The Company’s cash decreased by $3,000 during fiscal year 2013 compared with an increase of $15,000 during fiscal year 2012. The increase in 2012 was primarily due to the receipt of $121,000 from the exercise of stock options, which offset negative cash flow from operations. As of April 30, 2013, the Company’s cash position was approximately $1,606,000.

At April 30, 2013, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,205,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at 50 basis points below the Lender’s base rate. The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,000. The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company’s obligations to make payments under existing, material contracts consist of the following:

•	The Company is obligated to make payments under its existing mortgage loan. At April 30, 2012, the outstanding balance of the loan was $1,205,000. The loan bears interest 50 basis points below the Lender’s base rate. The loan is repayable in monthly installments of approximately $3,715, with a balloon payment of approximately $911,000 due in November 2019.

•	The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $3,000 per month for management fees. Accrued fees as of April 30, 2013 were $151,000, all of which are payable upon the demand of Harnap.

Current Plans

The Company operates as a real estate investment and management company. Subsequent to April 30, 2013, the Company lost a tenant for its building and currently has only two tenants. The Company currently is seeking to obtain additional commercial tenants.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2013 and 2012, and for the years ended April 30, 2013 and 2012. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2013:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long Term Debt	$1,204,660	$44,580	$89,160	$89,160	$981,760
Capital Lease Obligations	-	-	-	-	-
Operating Leases	-	-	-	-	-
Purchase Obligations	-	-	-	-	-
Other Long Term Debt
TOTAL	$1,204,660	$44,580	$89,160	$89,160	$981,760

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

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2012. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2013.

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

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2013, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2013.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2013.

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

Angelo Napolitano, age 78 has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

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

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2013 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2013	$36,000
	2012	$36,000	-
	2011	$36,000	-

(1)         Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Stock Options

No stock options were granted, outstanding, or exercised during the 2013 fiscal year.

Management Agreement

The Company has agreed to pay Harnap Corp. a monthly management fee, which is currently $3,000 per month. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board. As of April 30, 2013, accrued management fees totaled $151,000.

Compensation of Directors

No amounts were paid to directors during the 2013 fiscal year for services as directors.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2013, the following persons beneficially owned 5% or more of the common stock of the Company:

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

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of April 30, 2013 were as follows:

	Amount
Name and Address of	Beneficially		Percent
Beneficial Owner	Owned (1)		Of Class

Angelo Napolitano 1521 N.W. 165th Street Miami, FL 33169	3,148,594	(2)	63.0	%(2)

(1)         Except as otherwise indicated, each person has sole voting and investment power as to the listed shares.

(2)         With respect to Mr. Napolitano’s shares, see Note (1) to the preceding table.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. No commissions were paid under this agreement for the 2013 fiscal year.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2013 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2013.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2013	Fiscal 2012
Fees billed by Larry Wolfe, CPA
Audit Fees	$—	$17,300
Audit Related Fees	—	—
Tax Fees	—	800
All Other Fees	—	—

Total	$—	$18,100

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

PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)          Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2013 and 2012

Statements of Operations for Years ended April 30, 2013 and 2012.

Statements of Changes in Shareholders’ Equity (Deficiency) for Years ended April 30, 2013 and 2012

Statements of Cash Flows for Years ended April 30, 2013 and 2012

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

(d)          Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on May 26, 2015.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President
And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 26, 2015.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors

Miller Industries, Inc.

Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2013 and 2012, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2013. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2013 and 2012 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE
Certified Public Accountant

Miami, Florida

August 20, 2013

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2013 AND 2012

	2013	2012

ASSETS
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less: Accumulated Depreciation	918,279	906,394
Net Book Value	$314,429	$326,314
Other Assets:
Cash and Cash Equivalents	$1,606,404	$1,609,457
Accounts Receivable ( Less Allowance for Doubtful Accounts of $0 in 2013 and $ 3,192 in 2012)	855	1,205
Prepaid Expenses and Other Assets	13,005	12,204
Deferred Lease Incentive (Net of Accumulated Amortization - $ 16,504 in 2013 and $11,243 in 2012.)	6,577	11,838
Loan Costs, (Less Accumulated Amortization of $ 3,668 and $2,594 in 2013 and 2012, respectively	7,067	8,141
Deferred Tax Assets	39,993	45,298
Total Other Assets	$1,673,901	$1,688,143

TOTAL ASSETS	$1,988,330	$2,014,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	1,204,660	1,249,240
Accounts Payable and Accrued Expenses	242,060	260,546
Tenant's Deposits and Advance Rent	24,054	49,450
Income Taxes Payable	16,072	6,321

Total Liabilities	$1,486,846	$1,565,557

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares in 2013 and 2012	$250,000	$250,000
Paid-In Capital	1,212,102	1,212,102
Deficit	(960,618)	(1,013,202)

Total Shareholders’ Equity	$501,484	$448,900

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,988,330	$2,014,457

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

YEARS ENDED APRIL 30, 2013 AND 2012

	2013	2013
Revenues:
Rental Income	$331,686	$400,367
Hardware Sales (Net)	-	138
Other Income	5,607	6,084

Total Revenues	$337,293	$406,589

Expenses:
Rental Expenses (Except Interest)	$166,827	$245,993
Cost of Hardware Sales	-	-
Administrative	61,991	57,330
Interest	34,515	36,042

Total Expenses	$263,333	$339,365

Income Before Tax Provision	$73,960	$67,224

Provision (Benefit) for Income Tax:
Federal Income Tax	$12,585	$10,800
State Income Tax	3,803	3,422
Provision for Income Tax Before Realization of Prior Years' Tax Benefit, Adjustments and Change in valuation allowance	$16,388	$14,222
Tax Benefits of Net Operating Loss Carryforward, Adjustments and Change in Valuation Allowance	4,988	16,029
Total Provision for Income Tax (Net of Tax Benefits), Adjustments and Change in Valuation Allowance	$21,376	$30,251

Net Income	$52,584	$36,973

Income per Common Share (Basic)	$.01	$.01

Weighted Average Shares of Common Stock Outstanding (Basic)	5,000,000	4,784,449

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

YEARS ENDED APRIL 30, 2013 AND 2012

	2013		2012
Cash Flows from Operating Activities:

Net Income		$52,584		$36,973
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Depreciation		11,885		13,910
Amortization		6,335		6,335
Deferred Tax Asset Valuation Adjustment		5,305		23,930
Bad Debt Provision				(950)
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable		350		(255)
(Increase) Decrease in Prepaid Expenses and Other		(800)		544
Increase (Decrease) in Accounts Payable and Accruals and Income Taxes		(8,736)		(119,608)
Increase (Decrease in Tenants Deposits And Advances		(25,396)		(22,583)

Net Cash Provided by (used by) Operating Activities		$41,527		$(61,704)

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(44,580)		$(44,579)
Proceeds from Stock option purchase				121,040

Net Cash Provided by (used by) Financing Activities		$(44,580)		$76,461

Net Increase (Decrease) in Cash and Cash Equivalents		$(3,053)		$(14,757)

Cash and Cash Equivalents at the Beginning of Year		1,609,457		1,594,700
Cash and Cash Equivalents at the End of Quarter		$1,606,404		$1,609,457

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$34,577		$36,004
Income Taxes		$6,321		$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2013 AND 2012

COMMON STOCK

	Shares Issued	Amount	Additional Paid-in Capital	(Deficit)	(Total)

Balance at April 30, 2010	2,982,662	$149,133	$1,191,929	$(1,124,327)	$216,735

Net Income – 2011	-	-	-	74,152	74,152

Balance at April 30, 2011	2,982,662	$149,133	$1,191,929	$(1,050,175)	$290,887

Stock Option Exercised June 8, 2011	2,017,338	100,867	20,173		121,040

Net Income – 2012	-	-	-	36,973	36,973

Balance at April 30, 2012	5,000,000	$250,000	$1,212,102	$(1,013,202)	$448,900

Net Income – 2013	-	-	-	52,584	52,584

Balance at April 30, 2013	5,000,000	$250,000	$1,212,102	$(960,618)	$501,484

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2013 AND 2012

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

Real property and equipment, with an original cost of approximately $750,000, have been fully depreciated at April 30, 2013.

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

Miller Industries, Inc.

Notes to Financial Statements

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2012 and 2013, respectively, the Company did not record any liabilities for uncertain tax positions.

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

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2013, and 2012, the Company’s uninsured bank balances approximated $1,356,000 and $1,360,000 respectively.

7.	Financial Instruments –

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations –

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 76% of Revenue. Tenant “B” 21% of Revenue.

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

ASC 220, Comprehensive Income established standards for reporting and displaying comprehensive income and its components in the financial statements. The company does not have any comprehensive income for fiscal 2013 and 2012.

13.	Long-Lived Assets -

Under ASC 360, Property, Plant and Equipment, The Company evaluates the carrying value of long-lived assets (including property, equipment and intangible assets) when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2013 and April 30, 2012.

14.	Segments -

The Company operates in one segment and therefore segment information is not presented.

15.	Derivative Instruments -

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

Miller Industries, Inc.

Notes to Financial Statements

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

17.	Pensions and Other Post-Retirement Benefits -

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

Advertising costs are charged to operations in the period incurred. The Company has not incurred any advertising costs for fiscal 2013 and 2012.

19.	Business Concentrations -

Rental income of the Company’s office and warehouse building is subject to the economic conditions of the industrial real estate market place. Changes in this industry may significantly affect management’s estimates and the Company’s performance

20.	Accounting Changes and Error Corrections -

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

Miller Industries, Inc.

Notes to Financial Statements

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the Company categorizes such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input too the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

23.	Fair Value Option for Financial Instruments -

The Company’s financial instruments consist principally of cash, receivables, accounts payable and mortgage payable. Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, the fair value of the Company’s financial instruments are determined based upon Level “1” and Level “2” inputs.

Miller Industries, Inc.

Notes to Financial Statements

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2013	2012
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
	$1,204,660	$1,249,240

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2014	44,580
2015	44,580
2016	44,580
2017	44,580

Thereafter	1,026,340
Total	$1,204,660

Land, buildings and improvements, with an approximate cost of $1,222,000 and an approximate net book value of $340,000 are pledged as collateral for these obligations.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2013	2012

Current	$16,072	$14,891
Deferred	-	(669)
Tax Benefit of Net Operating Loss Carryforward	316	-
Deferred Tax Adjustment and Changes to Valuation Allowance	4,988	16,029

Total	$21,376	$30,251

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

The components of the net deferred tax asset at April 30, 2013 and 2012 are as follows:

	2013	2012
Properties and Equipment principally due to depreciation	$39,993	$44,098

Provision for Bad Debts		1,200

Total gross deferred tax assets	$39,993	$45,298
Less: Valuation allowance	—	—
Net Deferred Tax Asset	$39,993	$45,298

Miller Industries, Inc.

Notes to Financial Statements

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

Total Federal tax expense for years ended April 30, 2013 and 2012 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2013		2012
		Percent Of Pre- Tax		Percent Of Pre- Tax
	Amount	Income	Amount	Income
Income before provision for income taxes	$73,960	100%	$67,224	100%

Computed expected tax expense	$25,146	34%	$22,856	34%
Federal tax (benefit) of State Income Tax	(1,293)	(2)	(1,163)	(2)
Sur Tax Exemption	(11,268)	(15)	(10,893)	(16)

Federal Tax Before Tax Benefits	$12,585	17%	$10,800	16%
Tax Benefits of Net Operating
Loss Carryforwards, Deferred Tax Adjustments And Change in Valuation Allowance	4,190	6	14,314	21

Actual Federal Tax	$16,775	23%	$25,114	37%

NOTE D - Rental Income

During 2013 the Company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2015. Rental income approximated $332,000 and $401,000 for fiscal 2013 and 2012, respectively. Rental income from these leases amounted to 100% of the total 2013 rental income and 100% of the total 2012 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2014	$228,506
2015	$57,051

Miller Industries, Inc.

Notes to Financial Statements

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:
	2013	2012
Bad Debt- Provision	$—	$(950)
Commissions and Consulting	3,243	2,394
Depreciation and Amortization	18,220	20,245
Insurance	31,192	31,322
Management Fees	36,000	36,000
Outside Services	3,446	2,879
Repairs and Maintenance	5,636	36,435
Utilities	5,436	5,352
Replacements		30,000
Taxes and permits	63,654	82,316

Totals	$166,827	$245,993

NOTE F - Administrative Expenses

Administrative expenses consisted of:
	2013	2012
Accounting and Legal	$35,712	$30,577
Office Supplies/Postage/Other	1,133	1,085
Stockholders’ Expenses	24,025	24,611
Telephone	1,121	1,057

Totals	$61,991	$57,330

NOTE G - Related Party Transactions

Management fees in the amount of $36,000 for 2013 and 2012 were incurred by the Company to Harnap Corp., which is controlled by the Chairman of the Board of Miller Industries, Inc. Harnap Corp. was reimbursed for bookkeeping services, tenant improvements, repairs, and office supplies during fiscal 2013 and 2012 for approximately $19,500. Included in accounts payable is approximately $100,000 and $115,000 for 2013 and 2012 that is owned to Harnap Corp.

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

The average fair values of the options granted during fiscal 2006 were estimated at $.0324, using the Black-Scholes options-pricing model, which included the following assumptions:

2006
Stock Price	$.05
Strike Price	.18
Expected Life	9.17years
Risk-Free Interest Rate	3.80%
Volatility	79.23%

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

2010
Stock Price	$.04
Strike Price	.06
Expected Life	5.17years
Risk-Free Interest Rate	3.78%
Volatility	44.6%

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

Miller Industries, Inc.

Notes to Financial Statements

A summary of the status of the company’s stock option agreement as of April 30, 2013 and 2012, and changes during the years then ended were as follows:

	2013			2012
	Shares Subject To Option	Exercise Price Per Share		Shares Subject To Option	Exercise Price Per Share
Outstanding, May 1		$		2,017,338	$.06
Granted	-		-	-	-
Exercised	-		-	2,017,338	$.06
Cancelled	-		-	-	-
Outstanding/Exercisable
April 30	-		-

NOTE I – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

A Company tenant of approximately 20,000 square feet did not renew its lease that expired September 30, 2012. Rental income of approximately $13,000 per month ($155,000 per annum) ceased during September 2012.

-34-