Form 10-Q
period 2013-07-31
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2013 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

July 31, 2013

-i-

MILLER INDUSTRIES, INC.

BALANCE SHEET

JULY 31, 2013

(UNAUDITED)

2013
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	921,250
Net Book Value	$311,458
Other Assets:
Cash and Cash Equivalents	$1.626,485
Accounts Receivable	—
Prepaid Expenses and Other Assets	5,291
Deferred Lease Incentive (Net of Accumulated
Amortization - $ 17,820)	5,262
Loan Costs, (Less Accumulated Amortization of $ 3,936)	6,799
Deferred Tax	39,993
Total Other Assets	$1,683,830

TOTAL ASSETS	$1,995,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	1,193,515
Accounts Payable and Accrued Expenses	279,451
Tenant’s Deposits and Advance Rent	24,054

Total Liabilities	$1,497,020

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(963,834)

Total Shareholders’ Equity	$498,268

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,995,288

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2013

2013
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	918,279
Net Book Value	$314,429
Other Assets:
Cash and Cash Equivalents	$1,606,404
Accounts Receivable	855
Prepaid Expenses and Other Assets	13,005
Deferred Lease Incentive (Net of Accumulated Amortization - $ 16,504)	6,577
Loan Costs, (Less Accumulated Amortization of $ 3,668)	7,067
Deferred Tax	39,993
Total Other Assets	$1,673,901

TOTAL ASSETS	$1,988,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	1,204,660
Accounts Payable and Accrued Expenses	224,060
Income Tax Payable	16,072
Tenant’s Deposits and Advance Rent	24,054

Total Liabilities	$1,486,846

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(960,618)

Total Shareholders’ Equity	$501,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,988,330

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

(UNAUDITED)

	7/31/13	7/31/12
Revenues:
Rental Income	$64,753	$102,090
Hardware Sales (Net)
Other Income	1,390	1,390

Total Revenues	$66,143	$103,480

Expenses:
Rental Expenses (Except Interest)	$51,758	$43,442
Administrative	11,588	10,329
Interest	6,801	6,941

Total Expenses	$70,147	$60,712

Income (Loss) Before Tax Provision	$(4,004)	$42,768

Provision (Credit) for Income Tax:
Federal Income Tax	$(568)	$10,000
State Income Tax	(220)	2,100
Total Provision for Income Tax	$(788)	$12,100

Net Income (Loss)	$(3,216)	$30,668

Income per Common Share (Basic)	$.00	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

(UNAUDITED)

	7/31/13		7/31/12
Cash Flows from Operating Activities:

Net Income (Loss)		$(3,216)	$30,668
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation		3,971	3,478
Amortization		1,584	1,584
Changes in Operating Assets and Liabilities		29,887	37,080

Net Cash Provided by Operating Activities		$31,226	$72,810

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$—

Net Cash (used by) Investing Activities	$		$—

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(11,145)	$(11,145)
Proceeds from Stock option purchase			-

Net Cash Provided by (used by) Financing Activities		$(11,145)	$(11,145)

Net Increase in Cash and Cash Equivalents		$20,081	$61,665

Cash and Cash Equivalents at the Beginning of Year		1,606,404	1,609,457
Cash and Cash Equivalents at the End of Quarter		$1,626,485	$1,671,122

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$6,801	$6,941
Income Taxes		$-	$-

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2013 are not necessarily indicative of results that may be expected for the year ended April 30, 2014.

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

Miller Industries, Inc.

Notes to Financial Statements

NOTE D – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

A Company tenant of approximately 20,000 square feet has indicated its intention not to renew its lease expiring September 30, 2012. Rental income of approximately $13,000 per month ($155,000 per annum) ceased during September 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2014 Fiscal Year compared to First Quarter of 2013 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of 2013 was $102,000, compared to $65,000 in the first quarter of 2014. The decrease in income was due to the loss of a tenant.

Other Income. The Company generated other income of $1,400 in the first quarter of fiscal year 2013 and 2014. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $43,000 in the first quarter of 2013 and $52,000 in the first quarter of 2014.

Administrative Expenses. The Company’s administrative expenses were $10,000 in the first quarter of fiscal year 2013 and $11,000 in the first quarter of fiscal year 2014.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $6,900 in the first quarter of fiscal year 2013 and $6,800 in 2014.

Provision for Income Taxes. The Company had a tax provision of $12,000 in the first quarter of fiscal 2013 and nothing in 2013 and tax credits of $800 for the first quarter of fiscal year 2014.

Net Income. As a result of the foregoing factors, The Company had net income of $31,000 in the first quarter of fiscal 2013 and a net loss of $3,000 in first quarter of 2014.

Liquidity and Capital Resources

The Company’s cash increased by $62,000 during the first three months of fiscal year 2013 and $20,000 during the first three months of fiscal year 2014. The Company’s cash position was approximately $1,626,000.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2013. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2013.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2013.

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

-10-