Form 10-Q
period 2013-10-31
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013 or

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

Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of October 31, 2013 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

October 31, 2013

 i

MILLER INDUSTRIES, INC.

BALANCE SHEET

October 31, 2013

(UNAUDITED)

2013
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	924,222
Net Book Value	$308,486
Other Assets:
Cash and Cash Equivalents	$1.616,092
Accounts Receivable
Prepaid Expenses and Other Assets	28,675
Deferred Lease Incentive (Net of Accumulated Amortization - $ 19,135)	3,946
Loan Costs (Less Accumulated Amortization of $ 4,205)	6,530
Deferred Tax	39,993
Total Other Assets	$1,695,236

TOTAL ASSETS	$2,003,722

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,182,370
Accounts Payable and Accrued Expenses	282,512
Tenant’s Deposits and Advance Rent	24,054

Total Liabilities	$1,488,936

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(947,316)

Total Shareholders’ Equity	$514,786

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,003,722

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2013

2013
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	918,279
Net Book Value	$314,429
Other Assets:
Cash and Cash Equivalents	$1.606,404
Accounts Receivable ( Less Allowance for Doubtful Accounts of $ 0)	855
Prepaid Expenses and Other Assets	13,005
Deferred Lease Incentive (Net of Accumulated Amortization - $ 16,504)	6,577
Loan Costs (Less Accumulated Amortization of $ 3,668)	7,067
Deferred Tax	39,993
Total Other Assets	$1,673,901

TOTAL ASSETS	$1,988,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	1,204,660
Accounts Payable and Accrued Expenses	242,060
Tenant’s Deposits and Advance Rent	24,054
Income Taxes payable	16,072

Total Liabilities	$1,486,846

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(960,618)

Total Shareholders’ Equity	$501,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,988,330

See Accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2013 AND 2012

(UNAUDITED)

	10/31/13	10/31/12
Revenues:
Rental Income	$77,457	$102,090
Other Income	1,300	1,431

Total Revenues	$78,757	$103,521

Expenses:
Rental Expenses (Except Interest)	$38,275	$50,720
Administrative	12,053	10,552
Interest	8,423	8,672

Total Expenses	$58,751	$69,944

Income Before Tax Provision	$20,006	$33,577

Provision for Income Tax:
Federal Income Tax	$3,068	$10,000
State Income Tax	420	2,100

Total Provision for Income Tax	$3,488	$12,100

Net Income	$16,518	$21,477

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012

(UNAUDITED)

	10/31/13	10/31/12
Revenues:
Rental Income	$153,427	$204,180
Other Income	2,600	2,822

Total Revenues	$156,027	$207,002

Expenses:
Rental Expenses (Except Interest)	$99,505	$94,163
Administrative	25,295	20,881
Interest	15,225	15,613

Total Expenses	$140,025	$130,657

Income Before Tax Provision	$16,002	$76,345

Provision for Income Tax:
Federal Income Tax	$2,500	$20,000
State Income Tax	200	4,200
Total Provision for Income Tax	$2,700	$24,200

Net Income	$13,302	$52,145

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2013 AND 2012

(UNAUDITED)

	10/31/13	10/31/12
Cash Flows from Operating Activities:

Net Income	$13,302	$52,145
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation	5,943	6,955
Amortization	3,167	3,167
Deferred Tax Asset Valuation Adjustment
Changes in Operating Assets and Liabilities	9,566	66,414

Net Cash Provided by Operating Activities	$31,978	$128,681

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$—	$—

Net Cash (used by) Investing Activities	$—	$—

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(22,290)	$(22,290)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities	$(22,290)	$(22,290)

Net Increase in Cash and Cash Equivalents	$9,688	$106,391

Cash and Cash Equivalents at the Beginning of Year	1,606,404	1,609,457
Cash and Cash Equivalents at the End of Quarter	$1,616,092	$1,715,848

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$15,225	$8,672
Income Taxes	$-	$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2013

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2013 are not necessarily indicative of results that may be expected for the year ended April 30, 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2014 Fiscal Year compared to Second Quarter of 2013 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the second quarter of 2013 was $102,000, compared to $77,000 in the second quarter of 2014.

Other Income. The Company generated other income of $1,400 in the second quarter of 2013 and $1,300 in 2014. The Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $51,000 in the second quarter of 2013 and $38,000 in the second quarter of 2014.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the second quarter of 2013 and $12,000 in 2014.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $9,000 in the second quarter of fiscal year 2013 and $8,000 in 2014.

Provision for Income Taxes. The Company had a tax provision of $12,000 for the second quarter of fiscal year 2013 and $3,500 for the second quarter of fiscal year 2014.

Net Income. As a result of the foregoing factors, the Company had net income of $21,000 in the second quarter of 2013 and $17,000 in the second quarter of 2014.

Results of Operations (First Six Months of 2012 Fiscal Year compared to First Six Months of 2011 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first six months of 2013 was $204,000, compared to $156,000 in the first six months of 2014.

Hardware Sales (net). The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. The Company utilizes its existing inventory of these parts to support these sales. Net sales were immaterial in 2011 and 2012.

Other Income. The Company generated other income of $3,000 through the first six months of fiscal year 2013 and 2014. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $94,000 through the first six months of 2013 and $100,000 through first six months of 2014.

Administrative Expenses. The Company’s administrative expenses were $21,000 in the first six months of fiscal years 2013 and $25,00 in 2014.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $16,000 in the first six months of fiscal year 2013 and $15,000 in 2012.

Provision for Income Taxes. The Company had a tax provision of $24,000 in the first six months of fiscal 2013 and $3,000 in 2014.

Net Income. As a result of the foregoing factors, the Company had net income of $52,000 in the first six months of fiscal 2013 and 13,000 in first six months of 20124.

Liquidity and Capital Resources

The Company’s cash increased by $106,000 during the first six months of fiscal year 2013 compared to an increase of $10,000 during the first six months of fiscal year 2014. As of October 31, 2013, The Company’s cash position was approximately $1,616,000.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2013. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2013.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2013.

PART II. OTHER INFORMATION

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