Form 10-Q
period 2014-01-31
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of January 31, 2014 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

January 31, 2014

i

MILLER INDUSTRIES, INC.
BALANCE SHEET
January 31, 2014
(UNAUDITED)

ASSETS
2014
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	927,193
Net Book Value	$305,515
Other Assets:
Cash and Cash Equivalents	$1,557,372
Accounts Receivable
Prepaid Expenses and Other Assets	27,602
Deferred Lease Incentive (Net of Accumulated
Amortization - $ 20,450)	34,587
Loan Costs, (Less Accumulated Amortization of $4,473)	6,262
Deferred Tax	39,993
Total Other Assets	$1,665,816

TOTAL ASSETS	$1,971,331

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,171,225
Accounts Payable and Accrued Expenses	216,768
Tenant’s Deposits and Advance Rent	63,080

Total Liabilities	$1,451,073

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares issued and
Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(941,844)

Total Shareholders’ Equity	$520,258

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$1,971,331

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
BALANCE SHEET

April 30, 2013

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	918,279
Net Book Value	$314,429
Other Assets:
Cash and Cash Equivalents	$1,606,404
Accounts Receivable ( Less Allowance for Doubtful
Accounts of $ 0)	855
Prepaid Expenses and Other Assets	13,005
Deferred Lease Incentive (Net of Accumulated
Amortization - $ 16,504)	6,577
Loan Costs (Less Accumulated Amortization of
$3,668)	7,067
Deferred Tax	39,993
Total Other Assets	$1,673,901

TOTAL ASSETS	$1,988,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,204,660
Accounts Payable and Accrued Expenses	242,060
Tenant’s Deposits and Advance Rent	24,054
Income Taxes payable	16,072

Total Liabilities	$1,486,846

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares issued and
Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(960,618)

Total Shareholders’ Equity	$501,484

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$1,988,330

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2014 AND 2013

(UNAUDITED)

	1/31/14	1/31/13
Revenues
Rental Income	$77,626	$63,254
Hardware Sales (Net)
Other Income	1,374	1,408

Total Revenues	$79,000	$64,662

Expenses:
Rental Expenses (Except Interest)	$50,644	$31,868
Administrative	13,191	11,107
Interest	8,293	8,703

Total Expenses	$72,128	$51,678

Income Before Tax Provision	$6,872	$12,894

Provision (Benefit) for Income Tax:
Federal Income Tax	$1,000	$2,500
State Income Tax	400	440

Total Provision for Income Tax	$1,400	$2,940

Net Income	$5,472	$10,044

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013

(UNAUDITED)

	1/31/14	1/31/13
Revenues:
Rental Income	$207,131	$267,433
Hardware Sales (Net)
Other Income	4,154	4,230

Total Revenues	$211,285	$271,653

Expenses:
Rental Expenses (Except Interest)	$94,237	$99,559
Administrative	70,656	58,450
Interest	23,517	24,316

Total Expenses	$188,410	$182,325

Income Before Tax Provision	$22,875	$89,328

Provision (Benefit) for Income Tax:
Federal Income Tax	$3,500	$22,500
State Income Tax	600	4,640

Total Provision for Income Tax	$4,100	$27,140

Net Income	$18,775	$62,188

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2014 AND 2013

(UNAUDITED)

	1/31/14	1/31/13
Cash Flows from Operating Activities:

Net Income	$18,775		$62,188
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation	8,914		10,432
Amortization	4,751		4,751
Deferred Tax Asset Valuation Adjustment			7,960
Changes in Operating Assets and Liabilities	(16,081)		(68,089)

Net Cash Provided by Operating Activities	$16,359		$17,242

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$(31,956)	$

Net Cash (used by) Investing Activities	$(31,956)	$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(33,435)		$(33,435)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing
Activities	$(33,435)		$(33,435)

Net Increase in Cash and Cash
Equivalents	$(49,032)		$(16,193)

Cash and Cash Equivalents at the Beginning of Year	1,606,404		1,609,457
Cash and Cash Equivalents at the End of Quarter	$1,557,372		$1,593,264

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$23,517		$25,175
Income Taxes	$26,372		$6,320

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending January 31, 2014 are not necessarily indicative of results that may be expected for the year ended April 30, 2014.

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

Miller Industries, Inc.

Notes to Financial Statements

NOTE D – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

1. A Company tenant of approximately 20,000 square feet has indicated its intention not to renew its lease expiring September 30, 2012. Rental income of approximately $13,000 per month ($155,000 per annum) ceased during September 2012.

2. Commencing January 1, 2014, the Company leased for three years approximately 33,700 square feet for approximately $219,000 per year ($18,250 per month).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations (Third Quarter of 2014 Fiscal Year compared to Third Quarter of 2013 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the third quarter of 2013 was $267,000, compared to $207,000 in the third quarter of 2014.

Other Income. The Company generated other income of $4,200 through the third quarter of fiscal year 2013 and $4,154 in the third quarter of 2014. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $100,000 through the third quarter of 2013 and $94,000 through the third quarter of 2014.

Administrative Expenses. The Company’s administrative expenses were $58,000 in the first three quarters of fiscal years 2013 and $70,000 for 2014.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $24,000 in the first three quarters of fiscal years 2013 and 2014.

Provision for Income Taxes. The Company had a tax provision of $23,000 in the first three quarter of fiscal 2013 and $3,500 in 2014.

Net Income. As a result of the foregoing factors, The Company had net income of $62,000 in the first three quarters of fiscal 2013 and $20,000 in first three quarters of 2014.

Results of Operations (First Nine Months of 2014 Fiscal Year compared to First Nine Months of 2013 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the third quarter of 2013 was $267,000, compared to $207,000 in the third quarter of 2014.

Other Income. The Company generated other income of $4,200 through the third quarter of fiscal year 2013 and $4,154 in the third quarter of 2014. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $100,000 through the third quarter of 2013 and $94,000 through the third quarter of 2014.

Administrative Expenses. The Company’s administrative expenses were $58,000 in the first three quarters of fiscal years 2013 and $70,000 for 2014.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $24,000 in the first three quarters of fiscal years 2013 and 2014.

Provision for Income Taxes. The Company had a tax provision of $23,000 in the first three quarter of fiscal 2013 and $3,500 in 2014.

Net Income. As a result of the foregoing factors, The Company had net income of $62,000 in the first three quarters of fiscal 2013 and $20,000 in first three quarters of 2014.

Liquidity and Capital Resources

The Company’s cash decreased by $16,000 during the nine months of fiscal year 2013 compared to a decrease of $49,000 during the first nine months of fiscal year 2014. The Company invested $31,956 in tenant improvements during the third quarter of 2014. As of January 31, 2014, The Company’s cash position was approximately $1,557,000.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2014. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2014.

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