Form 10-K
period 2014-04-30
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2014

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

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at April 30, 2014 was $555,421.

As of April 30, 2014, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

Employees

The Company had no employees during the 2014 and 2013 fiscal years.

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

Financing

At April 30, 2014, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,160,000. The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, with a balloon payment of $911,000 due November 2019. The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2014, the Company leased its building to three tenants. As of April 30, 2014, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2015	$465,000
2016	$470,000
2017	$395,000
2018	$245,000
2019	$245,000
2020	$61,000

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2014 were approximately $52,000.

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

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.          MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2013 Fiscal Year	HIGH	LOW
05/1/12 - 07/31/12	$.17	$.14
08/1/12 - 10/31/12	$.17	$.14
11/1/12 - 01/31/13	$.18	$.14
02/01/13 - 04/30/13	$.19	$.17

	CLOSING BID
2014 Fiscal Year	HIGH	LOW
05/1/13 - 07/31/13	$.04	$.04
08/1/13 - 10/31/13	$.04	$.04
11/1/14 - 01/31/14	$.04	$.04
02/01/14 - 04/30/14	$.16	$.30

As of April 30, 2014, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

On April 30, 2014, the Company had no equity compensation plans.

ITEM 6.          SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2014 compared to 2013)

Rental Income

The Company’s results of operations are primarily dependant upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2013 was $332,000, compared with $314,000 in 2014. The decrease in rental income was due to lower rental rates.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales (net of cost of goods sold) were immaterial in 2013 and 2014.

Other Income

The Company generated other income of $6,000 in 2013 and $10,000 in 2014. Other income principally consisted of interest income. The decrease was due to lower interest rates in the Company’s deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $166,000 in 2013 and $220,000 in 2014. The principal components were management fees ($36,000 in 2013 and $44,000 in 2014), taxes ($64,000 in 2013 and $52,000 in 2014), depreciation and amortization ($18,000 in 2013 and $22,000 in 2014), repairs and maintenance ($16,000 in 2013 and $51,000 in 2014), and insurance ($31,000 in 2011 and $30,000 in 2014.

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in 2013 and 2014.

Administrative Expenses

The Company’s administrative expenses were $62,000 in 2013, compared to $57,000 in 2014.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $35,000 in 2013 compared to $33,000 in 2014.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $16,000 in 2013 and $2,000 in 2014. The Company also recorded a change in its valuation allowance in 2013 related to its net operation loss carryforwards due to the decrease in the Company’s profitability. See Note C to the Company’s financial statements.

Net Income

As a result of the foregoing factors, the Company had a net income of $53,000 in 2013, compared to a net income of $12,000 in 2014.

Liquidity and Capital Resources

The Company’s cash decreased by $3,000 during fiscal year 2013 compared with a decrease of $94,000 during fiscal year 2014. The decrease in 2014 was primarily due to lower net income, the pay down of accounts payable and increased repairs and maintenance expenses of the building. As of April 30, 2014, the Company’s cash position was approximately $1,513,000.

At April 30, 2014, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,160,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at 50 basis points below the Lender’s base rate. The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,000. The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company’s obligations to make payments under existing, material contracts consist of the following:

•	The Company is obligated to make payments under its existing mortgage loan. At April 30, 2014, the outstanding balance of the loan was $1,160,080. The loan bears interest 50 basis points below the Lender’s base rate. The loan is repayable in monthly installments of approximately $3,715, with a balloon payment of approximately $911,000 due in November 2019.

•	The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $44,000 per year for management fees. Accrued fees as of April 30, 2014 were $50,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2013 and 2014, and for the years ended April 30, 2013 and 2014. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2014:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
Long Term Debt	$1,160,080	$44,580	$89,160	$1,026,340
Capital Lease Obligations	-	-	-	-
Operating Leases	-	-	-	-
Purchase Obligations	-	-	-	-
Other Long Term Debt
TOTAL	$1,160,080	$44,580	$89,160	$1,026,340

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

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2014. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2014.

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

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2014, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2014.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2014.

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

Angelo Napolitano, age 79 has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2014 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2014	$44,000
	2013	$36,000	-
	2012	$36,000	-

(1)         Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Stock Options

No stock options were granted, outstanding, or exercised during the 2014 fiscal year.

Management Agreement

The Company has agreed to pay Harnap Corp. an annual management fee, which is currently $44,000 per year. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board. As of April 30, 2014, accrued management fees totaled $50,000.

Compensation of Directors

No amounts were paid to directors during the 2014 fiscal year for services as directors.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2014, the following persons beneficially owned 5% or more of the common stock of the Company:

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

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of April 30, 2014 were as follows:

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. No commissions were paid under this agreement for the 2014 fiscal year.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2014 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2014.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2014	Fiscal 2013
Fees billed by Larry Wolfe, CPA
Audit Fees	$12,750	$12,200
Audit Related Fees	4,250	4,600
Tax Fees	800	800
All Other Fees	-	-

Total	$17,800	$18,100

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

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)          Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2014 and 2013

Statements of Operations for Years ended April 30, 2014 and 2013.

Statements of Changes in Shareholders’ Equity (Deficiency) for Years ended April 30, 2014 and 2013

Statements of Cash Flows for Years ended April 30, 2014 and 2013

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

(d)          Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2014.

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

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors

Miller Industries, Inc.

Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2014 and 2013, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2014. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2014 and 2013 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE
Certified Public Accountant

Miami, Florida

November 12, 2014

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2014 AND 2013

	2014	2013
ASSETS
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less: Accumulated Depreciation	930,164	918,279
Net Book Value	$302,544	$314,429
Other Assets:
Cash and Cash Equivalents	$1,512,931	$1,606,404
Accounts Receivable ( Less Allowance for Doubtful Accounts of $0 in 2014 and $0 in 2013)		855
Prepaid Expenses and Other Assets	45,525	13,005
Refundable Income Taxes	11,563
Deferred Lease Incentive (Net of Accumulated Amortization - $ 25,337 in 2014 and $16,504 in 2013.)	29,886	6,577
Loan Costs, (Less Accumulated Amortization of $4,741 and $3,668 in 2014 and 2013, respectively	5,994	7,067
Deferred Tax Assets	40,376	39.993
Total Other Assets	$1,646,275	$1,673,901

TOTAL ASSETS	$1,948,819	$1,988,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,160,080	$1,204,660
Accounts Payable and Accrued Expenses	212,387	242,060
Tenant's Deposits and Advance Rent	63,080	24,054
Income Taxes Payable		16,072

Total Liabilities	$1,435,547	$1,486,846

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares in 2014 and 2013	$250,000	$250,000
Paid-In Capital	1,212,102	1,212,102
Deficit	(948,830)	(960,618)

Total Shareholders’ Equity	$513,272	$501,484

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,948,819	$1,988,330

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

YEARS ENDED APRIL 30, 2014 AND 2013

	2014	2013
Revenues:
Rental Income (Net of Allowance of $16,087)	$314,463	$331,686
Other Income	9,521	5,607

Total Revenues	$323,984	$337,293

Expenses:
Rental Expenses (Except Interest)	$220,329	$166,827
Cost of Hardware Sales	-	-
Administrative	56,575	61,991
Interest	33,138	34,515

Total Expenses	$310,042	$263,333

Income Before Tax Provision	$13,942	$73,960

Provision (Benefit) for Income Tax:
Federal Income Tax	$2,154	$12,585
State Income Tax		3,803
Provision for Income Tax Before Realization of Prior Years' Tax Benefit, Adjustments and Change in valuation allowance	$2,154	$16,388
Tax Benefits of Net Operating Loss Carryforward, Adjustments and Change in Valuation Allowance		4,988
Total Provision for Income Tax (Net of Tax Benefits), Adjustments and Change in Valuation Allowance	$2,154	$21,376

Net Income	$11,788	$52,584

Income per Common Share (Basic)	$.00	$.01

Weighted Average Shares of Common Stock Outstanding (Basic)	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

YEARS ENDED APRIL 30, 2014 AND 2013

	2014	2013
Cash Flows from Operating Activities:

Net Income (Loss)	$11,788		$52,584
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	11,885		11,885
Amortization	9,906		6,335
Deferred Tax Asset Valuation Adjustment	(383)		5,305
Bad Debt Provision
Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	855		350
(Increase) Decrease in Prepaid Expenses and Other	(44,083)		(800)
Increase (Decrease) in Accounts Payable and Accruals and Income Taxes	(45,746)		(8,736)
Increase (Decrease) in Tenants Deposits And Advances	(39,026)		(25,396)

Net Cash Provided by (used by) Operating Activities	$(16,752)		$41,527

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$(32,141)	$

Net Cash (used by) Investing Activities	$(32,141)	$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(44,580)		$(44,580)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities	$(44,580)		$(44,580)

Net Increase (Decrease) in Cash and Cash Equivalents	$(93,473)		$(3,053)

Cash and Cash Equivalents at the Beginning of Year	$1,606,404		1,609,457
Cash and Cash Equivalents at the End of Quarter	$1,512,931		$1,606,404

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$33,198		$34,577
Income Taxes	$30,172		$6,321

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2014 AND 2013

COMMON STOCK

	Shares Issued	Amount	Additional Paid-in Capital	(Deficit)	(Total)

Balance at April 30, 2012	5,000,000	$250,000	$1,212,102	$(1,013,202)	$448,900

Net Income – 2013	-	-	-	52,584	52,584

Balance at April 30, 2013	5,000,000	$250,000	$1,212,102	$(960,618)	$501,484

Net Income – 2014	-	-	-	11,788	11,788

Balance at April 30, 2014	5,000,000	$250,000	$1,212,102	$(948,830)	$513,272

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2014 AND 2013

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

Real property and equipment, with an original cost of approximately $745,000, have been fully depreciated at April 30, 2014.

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

Miller Industries, Inc.

Notes to Financial Statements

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2013 and 2014, respectively, the Company did not record any liabilities for uncertain tax positions.

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

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2014, and 2013 the Company’s uninsured bank balances approximated $1,263,000 and $1,356,000 respectively.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations –

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 74% of Revenue. Tenant “B” 23% of Revenue.

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

ASC 220, Comprehensive Income established standards for reporting and displaying comprehensive income and its components in the financial statements. The company does not have any comprehensive income for fiscal 2014 and 2013.

13.	Long-Lived Assets -

Under ASC 360, Property, Plant and Equipment, The Company evaluates the carrying value of long-lived assets (including property, equipment and intangible assets) when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2014 and April 30, 2013.

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

Advertising costs are charged to operations in the period incurred. The Company has not incurred any advertising costs for fiscal 2014 and 2013.

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

23.	Fair Value Option for Financial Instruments –

The Company’s financial instruments consist principally of cash, receivables, accounts payable and mortgage payable. Pursuant to ASC 820, Fair Value Measurement s and Disclosures and ASC 825, Financial Instruments, the fair value of the Company’s financial instruments are determined based upon Level “1” and Level “2” inputs.

Miller Industries, Inc.

Notes to Financial Statements

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2014	2013
10-year note payable, collateralized by mortgage on land and building, improvements, personal property collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note bears interest at ½ of 1% (.050%) rate under the lenders prime rate per annum. The Rate of interest is adjustable annually based on the current Prime at the anniversary date. The company’s annual interest Rate at April 30, 2014 is 2.75%. The note is payable in Monthly installments of $3,715, plus accrued interest, with a final payment of approximately $911,000 due November 2019.
	$1,160,080	$1,204,660

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2015	44,580
2016	44,580
2017	44,580
2018	44,580

Thereafter	981,760
Total	$1,160,080

Land, buildings and improvements, with an approximate cost of $1,222,000 and an approximate net book value of $303,000 are pledged as collateral for these obligations.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2014	2013

Current	$2,537	$16,072
Deferred	(383)	-
Tax Benefit of Net Operating Loss Carryforward	-	316
Deferred Tax Adjustment and Changes to Valuation Allowance	-	4,988

Total	$2,154	$21,376

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes.

The components of the net deferred tax asset at April 30, 2014 and 2013 are as follows:

	2014	2013
Properties and Equipment principally due to Depreciation	$40,376	$39,993

Provision for Bad Debts

Total gross deferred tax assets	$40,376	$39,993
Less: Valuation allowance	-	-
Net Deferred Tax Asset	$40,376	$39,993

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C – Income Taxes (continued)

Total Federal tax expense for years ended April 30, 2014 and 2013 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2014		2013
	Percent Of Pre-Tax		Percent Of Pre-Tax
	Amount	Income	Amount	Income
Income before provision for income taxes	$13,932	100%	$73,960	100%

Computed expected tax expense	$4,740	34%	$25,146	34%
Federal tax (benefit) of State Income Tax	-	-	(1,293)	(2)
Sur Tax Exemption	(2,730)	(20)	(11,268)	(15)
Non deductible items	142	1	-	-

Federal Tax Before Tax Benefits	$2,152	15%	$12,585	17%
Tax Benefits of Net Operating
Loss Carryforwards, Deferred Tax Adjustments And Change in Valuation Allowance	-	-	4,190	6

Actual Federal Tax	$2,152	15%	$16,775	23%

Tax years that remain subject to examination are years 2008 and forward.

NOTE D - Rental Income

During 2014, the Company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2015. Rental income approximated $314,000 and $332,000 for fiscal 2014 and 2013, respectively. Rental income from these leases amounted to 100% of the total 2014 rental income and 100% of the total 2013 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2015	$465,000
2016	$470,000
2017	$395,000
2018	$245,000
2019	$245,000
2020	$61,000

Miller Industries, Inc.

Notes to Financial Statements

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:
	2014	2013
Commissions and Consulting	$13,733	$3,243
Depreciation and Amortization	21,791	18,220
Insurance	29,763	31,192
Management Fees	44,000	36,000
Outside Services	3,609	3,446
Repairs and Maintenance	51,023	5,636
Utilities	4,247	5,436
Taxes and permits	52,163	63,654

Totals	$220,329	$166,827

NOTE F - Administrative Expenses

Administrative expenses consisted of:
	2014	2013
Accounting and Legal	$29,208	$35,712
Office Supplies/Postage/Other	1,519	1,133
Stockholders’ Expenses	24,486	24,025
Telephone	1,362	1,121

Totals	$56,575	$61,991

NOTE G - Related Party Transactions

Management fees and reimbursements in the amount of $ 44,150 and $36,000 for 2014 and 2013 was paid to Angelo Napolitano, CEO. Harnap Corp which is controlled by Mr. Napolitano, was reimbursed for bookkeeping services, repairs, legal and office supplies for approximately $23,500 and $19,500 for 2014 and 2013. Included in accounts payable is approximately $50,000 and $100,000 for 2014 and 2013 that is owned to Harnap Corp. The mortgage note payable is guaranteed by the company’s C.E.O. up to 50% of all sums due.

Miller Industries, Inc.

Notes to Financial Statements

NOTE H – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

1.	May 2, 2014, the Company entered into a 38-month lease of approximately 17,000 square feet at a monthly rental of approximately $9,300 per month.

-32-