Form 10-Q
period 2014-07-31
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2014 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

July 31, 2014

 i

MILLER INDUSTRIES, INC.

BALANCE SHEET

JULY 31, 2014

(UNAUDITED)

2014
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	933,134
Net Book Value	$299,574
Other Assets:
Cash and Cash Equivalents	$1,578,449
Accounts Receivable	5,284
Prepaid Expenses and Other Assets	36,216
Deferred Lease Incentive (Net of Accumulated Amortization - $ 27,545)	27,677
Loan Costs, (Less Accumulated Amortization of $5,010)	5,725
Deferred Tax	40,376
Total Other Assets	$1,693,727

TOTAL ASSETS	$1,993,301

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,148,935
Accounts Payable and Accrued Expenses	215,812
Tenant’s Deposits and Advance Rent	5,937
73,167
Total Liabilities	$1,443,851

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(912,652)

Total Shareholders’ Equity	$549,450

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,993,301

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2014

2014
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	930,164
Net Book Value	$302,544
Other Assets:
Cash and Cash Equivalents	$1,512,931
Accounts Receivable
Prepaid Expenses and Other Assets	45,525
Refundable Income Taxes	11,563
Deferred Lease Incentive (Net of Accumulated Amortization - $25,337)	29,886
Loan Costs, (Less Accumulated Amortization of $4,741)	5,994
Deferred Tax	40,376
Total Other Assets	$1,646,275

TOTAL ASSETS	$1,948,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,160,080
Accounts Payable and Accrued Expenses	212,387
Income Tax Payable	—
Tenant’s Deposits and Advance Rent	63,080

Total Liabilities	$1,435,547

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(948,830)

Total Shareholders’ Equity	$513,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,948,819

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013

(UNAUDITED)

	7/31/14	7/31/13
Revenues:
Rental Income	$132,248	$64,753
Hardware Sales (Net)
Other Income	783	1,390

Total Revenues	$133,031	$66,143

Expenses:
Rental Expenses (Except Interest)	$61,653	$51,758
Administrative	10,885	11,588
Interest	6,815	6,801

Total Expenses	$79,353	$70,147

Income (Loss) Before Tax Provision	$53,678	$(4,004)

Provision (Credit) for Income Tax:
Federal Income Tax	$15,000	$(568)
State Income Tax	2,500	(220)
Total Provision for Income Tax	$17,500	$(788)

Net Income (Loss)	$36,178	$(3,216)

Income per Common Share (Basic)	$.01	$.00

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2014 AND 2013

(UNAUDITED)

	7/31/14		7/31/13
Cash Flows from Operating Activities:

Net Income (Loss)		$36,178		$(3,216)
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation		2,971		3,971
Amortization		2,477		1,584
Changes in Operating Assets and Liabilities		35,037		29,887

Net Cash Provided by Operating Activities		$76,663		$31,226

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(11,145)		$(11,145)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities		$(11,145)		$(11,145)

Net Increase in Cash and Cash Equivalents		$65,518		$20,081

Cash and Cash Equivalents at the Beginning of Year		1,512,931		1,606,404
Cash and Cash Equivalents at the End of Quarter		$1,578,449		$1,626,485

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$8,037		$6,801
Income Taxes		$-		$-

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2014 are not necessarily indicative of results that may be expected for the year ended April 30, 2015.

For further information refer to the financial statements and footnotes thereto of the Company as of April 30, 2014 and for the year ended April 30, 2014.

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

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2014

(UNAUDITED)

NOTE D – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

On May 2, 2014, the Company entered into a 38-month lease of approximately 17,000 square feet at a monthly rental of approximately $9,300 per month.

Miller Industries, Inc.

Notes to Financial Statements

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2015 Fiscal Year compared to First Quarter of 2014 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of 2014 was $65,000, compared to $132,000 in the first quarter of 2015.

Other Income. The Company generated other income of $1,390 in the first quarter of fiscal year 2013 and $953 in 2014. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $52,000 in the first quarter of 2014 and $62,000 in the first quarter of 2015.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the first quarter of fiscal year 2014 and $11,000 in the first quarter of fiscal year 2015.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $6,800 in the first quarter of fiscal year 2014 and 2015.

Provision for Income Taxes. The Company had a tax provision of $0 in the first quarter of fiscal 2014 and $17,500 in the first quarter of 2015.

Net Income. As a result of the foregoing factors, The Company had net loss of $3,000 in the first quarter of fiscal 2014 and net income of $36,000 in first quarter of 2015.

Liquidity and Capital Resources

The Company’s cash increased by $20,000 during the first three months of fiscal year 2014 and $65,000 during the first three months of fiscal year 2015. The Company’s cash position was approximately $1,578,000.

Current Operations

The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.

Miller Industries, Inc.

Notes to Financial Statements

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2014. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2014.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2014.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: April 7, 2016	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer

-10-