Form 10-Q
period 2014-10-31
MILLER INDUSTRIES INC
filed 2016-04-08
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014 or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of October 31, 2014 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

October 31, 2014

i

MILLER INDUSTRIES, INC.

BALANCE SHEET

October 31, 2014

(UNAUDITED)

2014
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	936,105
Net Book Value	$296,603
Other Assets:
Cash and Cash Equivalents	$1,644,264
Accounts Receivable
Prepaid Expenses and Other Assets	70,176
Deferred Lease Incentive (Net of Accumulated Amortization - $29,753)	25,469
Loan Costs (Less Accumulated Amortization of $5,278)	5,457
Deferred Tax	40,376
Total Other Assets	$1,785,742

TOTAL ASSETS	$2,082,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,137,790
Accounts Payable and Accrued Expenses	277,331
Tenant’s Deposits and Advance Rent	80,266

Total Liabilities	$1,495,387

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(875,144)

Total Shareholders’ Equity	$586,958

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,082,345

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2014

2014
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	930,164
Net Book Value	$302,544
Other Assets:
Cash and Cash Equivalents	$1,512,931
Accounts Receivable
Prepaid Expenses and Other Assets	45,525
Refundable Income Taxes	11,563
Deferred Lease Incentive (Net of Accumulated Amortization - $25,337)	29,886
Loan Costs (Less Accumulated Amortization of $4,741)	5,994
Deferred Tax	40,376
Total Other Assets	$1,646,275

TOTAL ASSETS	$1,948,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,160,080
Accounts Payable and Accrued Expenses	212,387
Tenant’s Deposits and Advance Rent	63,080
Income Taxes payable

Total Liabilities	$1,435,547

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(948,830)

Total Shareholders’ Equity	$513,272

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,948,819

See Accompanying Notes to Financial Statements.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013

(UNAUDITED)

	10/31/14	10/31/13
Revenues:
Rental Income	$158,989	$77,457
Other Income	1,376	1,300

Total Revenues	$160,365	$78,757

Expenses:
Rental Expenses (Except Interest)	$77,874	$38,275
Administrative	14,435	12,053
Interest	8,048	8,423

Total Expenses	$100,357	$58,751

Income Before Tax Provision	$68,008	$20,006

Provision for Income Tax:
Federal Income Tax	$20,000	$3,068
State Income Tax	2,500	420

Total Provision for Income Tax	$22,500	$3,488

Net Income	$37,508	$16,518

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

(UNAUDITED)

	10/31/14	10/31/13
Revenues:
Rental Income	$312,309	$153,427
Other Income	2,159	2,600

Total Revenues	$314,468	$156,027

Expenses:
Rental Expenses (Except Interest)	$160,599	$99,505
Administrative	25,320	25,295
Interest	14,863	15,225

Total Expenses	$200,782	$140,025

Income Before Tax Provision	$113,686	$16,002

Provision for Income Tax:
Federal Income Tax	$35,000	$2,500
State Income Tax	5,000	200
Total Provision for Income Tax	$40,000	$2,700

Net Income	$73,686	$13,302

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2014 AND 2013

(UNAUDITED)

	10/31/13		10/31/13
Cash Flows from Operating Activities:

Net Income		$73,786		$13,302
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation		5,943		5,943
Amortization		4,953		3,167
Deferred Tax Asset Valuation Adjustment
Changes in Operating Assets and Liabilities		69,041		9,566

Net Cash Provided by Operating Activities		$153,623		$31,978

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(22,290)		$(22,290)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities		$(22,290)		$(22,290)

Net Increase in Cash and Cash Equivalents		$131,333		$9,688

Cash and Cash Equivalents at the Beginning of Year		1,512,931		1,606,404
Cash and Cash Equivalents at the End of Quarter		$1,644,264		$1,616,092

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$16,458		$15,225
Income Taxes		$-		$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2014

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2014 are not necessarily indicative of results that may be expected for the year ended April 30, 2015.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations (Second Quarter of 2015 Fiscal Year compared to Second Quarter of 2014 Fiscal Year and Six Months of 2015 Fiscal Year compared to Six Months of 2014 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the second quarter of 2014 was $77,000, compared to $159,000 in the second quarter of 2015. rental income during the first two quarters of 2014 was 153,000 and in 2015 was $311,000.

Other Income. The Company generated other income of $1,300 in the second quarter of 2014 and $1,400 in 2015. The Company generated $2,600 in the first two quarters of fiscal year 2014 and $2,200 in the first two quarters of fiscal year 2015. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $38,000 in the second quarter of 2014 and $78,000 in the second quarter of 2015. Rental expenses were $99,000 in the first two quarters of 2014 and $161,000 in the first two quarters of 2015.

Administrative Expenses. The Company’s administrative expenses were $12,000 in the second quarter of 2014 and $14,000 in 2015 and $25,000 in the first two quarters of fiscal years 2014 and $25,000 in 2015.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $8,000 in the second quarter of fiscal year 2014 and 2015 and $15,000 in the first two quarters of fiscal year 2014 and 2015.

Provision for Income Taxes. The Company had a tax provision of $3,500 for the second quarter of fiscal year 2014 and $22.500 for the second quarter of fiscal year 2015 and $2,700 in the first two quarters of fiscal 2014 and $40,000 in 2015.

Net Income. As a result of the foregoing factors, The Company had net income of $16,000 in the second quarter of 2014 and $37,000 in the second quarter of 2015 and $13,000 in the first two quarters of fiscal 2014 and $74,000 in first two quarters of 2015.

Liquidity and Capital Resources

The Company’s cash increased by $10,000 during the first six months of fiscal year 2014 compared to an increase of $131,000 during the first six months of fiscal year 2015. As of October 31, 2014, The Company’s cash position was approximately $1,644,000.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2014. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2014.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2014.

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