Form 10-Q
period 2015-01-31
MILLER INDUSTRIES INC
filed 2016-04-11
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of January 31, 2015 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

January 31, 2015

i

MILLER INDUSTRIES, INC.
BALANCE SHEET
January 31, 2015
(UNAUDITED)

2015
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	939,078
Net Book Value	$293,6305
Other Assets:
Cash and Cash Equivalents	$1,604,043
Accounts Receivable	840
Prepaid Expenses and Other Assets	67,218
Deferred Lease Incentive (Net of Accumulated Amortization - $ 31,961)	23,261
Loan Costs, (Less Accumulated Amortization of $ 5,547)	5,188
Deferred Tax	40,376
Total Other Assets	$1,740,926

TOTAL ASSETS	$2,034,556

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,126,645
Accounts Payable and Accrued Expenses	170,464
Tenant’s Deposits and Advance Rent	76,267
Income Tax Payable	30,797
Total Liabilities	$1,404,173

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(831,719)

Total Shareholders’ Equity	$630,383

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,034,556

See Accompanying Notes to Financial Statements.

1

MILLER INDUSTRIES, INC.
BALANCE SHEET

April 30, 2014

2014
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	930,164
Net Book Value	$302,544
Other Assets:
Cash and Cash Equivalents	$1,512,931
Accounts Receivable ( Less Allowance for Doubtful Accounts of $ 0)
Prepaid Expenses and Other Assets	45,525
Refundable Income taxes	11,563
Deferred Lease Incentive (Net of Accumulated Amortization - $ 25,337)	29,886
Loan Costs (Less Accumulated Amortization of $4,741)	5,994
Deferred Tax	40,376
Total Other Assets	$1,646,275

TOTAL ASSETS	$1,948,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,160,080
Accounts Payable and Accrued Expenses	212,387
Tenant’s Deposits and Advance Rent	63,080
Income Taxes payable

Total Liabilities	$1,435,547

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(948,830)

Total Shareholders’ Equity	$512,372

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,948,819

See Accompanying Notes to Financial Statements.

2

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014

(UNAUDITED

	1/31/15	1/31/14
Revenues:
Rental Income	$145,487	$77,626
Hardware Sales (Net)
Other Income	1,374	1,374

Total Revenues	$146,861	$79,000

Expenses:
Rental Expenses (Except Interest)	$60652	$50,644
Administrative	12,315	13,191
Interest	7,969	8,293

Total Expenses	$80,936	$72,128

Income Before Tax Provision	$65,925	$6,872

Provision (Benefit) for Income Tax:
Federal Income Tax	$20,000	$1,000
State Income Tax	2,500	400

Total Provision for Income Tax	$22,500	$1,400

Net Income	$43,425	$5,472

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015 AND 2014

(UNAUDITED)

	1/31/15	1/31/14
Revenues:
Rental Income	$413,893	$207,131
Hardware Sales (Net)
Other Income	3,533	4,154

Total Revenues	$417,426	$211,285

Expenses:
Rental Expenses (Except Interest)	$117,348	$94,237
Administrative	37,635	70,656
Interest	22,832	23,517

Total Expenses	$237,815	$188,410

Income Before Tax Provision	$179,611	$22,875

Provision (Benefit) for Income Tax:
Federal Income Tax	$55,000	$3,500
State Income Tax	7,500	600

Total Provision for Income Tax	$62,500	$4,100

Net Income	$117,111	$18,775

Income per Common Share (Basic)	$.02	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2015 AND 2014

(UNAUDITED)

	1/31/15		1/31/14
Cash Flows from Operating Activities:

Net Income		$117,111	$18,775
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation		8,914	8,914
Amortization		7,430	4,751
Deferred Tax Asset Valuation Adjustment
Changes in Operating Assets and Liabilities		(8,908)	(16,081)

Net Cash Provided by Operating Activities		$124,547	$16,359

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$(31,956)

Net Cash (used by) Investing Activities	$		$(31,956)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(33,435)	$(33,435)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities		$(33,435)	$(33,435)

Net Increase in Cash and Cash Equivalents		$(91,112)	$(49,032)

Cash and Cash Equivalents at the Beginning of Year		1,512,931	1,606,404
Cash and Cash Equivalents at the End of Quarter		$1,604,043	$1,557,372

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$22,834	$23,517
Income Taxes		$20,140	$26,372

See Accompanying Notes to Financial Statements.

5

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending January 31, 2015 are not necessarily indicative of results that may be expected for the year ended April 30, 2015.

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

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Third Quarter of 2015 Fiscal Year compared to Third Quarter of 2014 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the third quarter of 2014 was $207,000, compared to $414,000 in the third quarter of 2015.

Other Income. The Company generated other income of $4,154 through the third quarter of fiscal year 2014 and $3,533 in the third quarter of 2015. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $94,000 through the third quarter of 2014 and $177,000 through the third quarter of 2015.

Administrative Expenses. The Company’s administrative expenses were $70,000 in the first three quarters of fiscal years 2014 and $38,000 for 2015.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $24,000 in the first three quarters of fiscal years 2014 and $23,000 for 2015.

Provision for Income Taxes. The Company had a tax provision of $4,100 in the first three quarter of fiscal 2014 and $62,500 in 2015.

Net Income. As a result of the foregoing factors, The Company had net income of $19,000 in the first three quarters of fiscal 2014 and $117,000 in first three quarters of 2015.

Liquidity and Capital Resources

The Company’s cash decreased by $49,000 during the nine months of fiscal year 2014 compared to an increase of $91,000 during the first nine months of fiscal year 2015. As of January 31, 2015, The Company’s cash position was approximately $1,604,000.

Current Operations

The Company operates as a real estate investment and management company. The Company is currently seeking to obtain additional commercial tenants for its existing building.

7

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2015. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2015.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2015.

8

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

9