Form 10-K
period 2015-04-30
MILLER INDUSTRIES INC
filed 2016-04-11
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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

The aggregate market value of the common stock held by non-affiliates of the registrant at October 31, 2014 was $573,935.

As of April 30, 2015, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

The Company had no employees during the 2015 and 2014 fiscal years.

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

Financing

At April 30, 2015, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,115,500. The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, with a balloon payment of $911,000 due November 2019. The loan is secured by the Company’s land and building and a partial guarantee of the Company’s president.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2015, the Company leased its building to three tenants. As of April 30, 2015, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2016	$576,000
2017	$500,000
2018	$265,000
2019	$245,000
2020	$61,000

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2015 were approximately $100,000.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2015 Fiscal Year	HIGH	LOW
05/1/14 - 07/31/14	$.55	$.30
08/1/14 - 10/31/14	$.35	$.31
11/1/14 - 01/31/15	$.35	$.31
02/01/15 - 04/30/15	$.35	$.25

	CLOSING BID
2014 Fiscal Year	HIGH	LOW
05/1/13 - 07/31/13	$.04	$.04
08/1/13 - 10/31/13	$.04	$.04
11/1/14 - 01/31/14	$.04	$.04
02/01/14 - 04/30/14	$.16	$.30

As of April 30, 2015, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

On April 30, 2015, the Company had no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2015 compared to 2014)

Rental Income

The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2015 was $573,000, compared with $314,000 in 2014. The increase in rental income was due to the addition of a significant tenant.

Hardware Sales

The Company receives revenue from the sale of replacement parts for the sliding glass doors and windows formerly manufactured by the Company. These sales (net of cost of goods sold) were immaterial in 2015 and 2014.

Other Income

The Company generated other income of $5,000 in 2015 and $10,000 in 2014. Other income principally consisted of interest income. The decrease was due to lower interest rates in the Company’s deposits.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $339,000 in 2015 and $267,000 in 2014. The principal components were management fees ($48,000 in 2015 and $44,000 in 2014), taxes ($100,000 in 2015 and $52,000 in 2014), depreciation and amortization ($25,000 in 2015 and $22,000 in 2014), repairs and maintenance ($20,000 in 2015 and $51,000 in 2014), and insurance ($34,000 in 2015 and $30,000 in 2014).

Cost of Hardware Sales

The Company records the cost of its hardware sales in connection with the sale of replacement parts to customers of its former window and sliding glass door business. These costs are tied to the level of hardware sales. These costs were not material in 2015 and 2014.

Administrative Expenses

The Company’s administrative expenses were $50,000 in 2015, compared to $57,000 in 2014.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $32,000 in 2015 compared to $33,000 in 2014.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $86,000 in 2015 and $2,000 in 2014.

Net Income

As a result of the foregoing factors, the Company had a net income of $160,000 in 2015, compared to a net income of $12,000 in 2014.

Liquidity and Capital Resources

The Company’s cash increased by $152,000 during fiscal year 2015 compared with a decrease of $94,000 during fiscal year 2014. The increase in 2015 was primarily due to higher net income and lower cost of repairs and maintenance. As of April 30, 2015, the Company’s cash position was approximately $1,665,000.

At April 30, 2015, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,115,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at 50 basis points below the Lender’s base rate. The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,000. The note is collateralized by the Company’s land and building, along with the personal guaranty of the Company’s Chairman of the Board in the amount of 50% of the mortgage balance.

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

The Company’s obligations to make payments under existing, material contracts consist of the following:

•	The Company is obligated to make payments under its existing mortgage loan. At April 30, 2015, the outstanding balance of the loan was $1,115,000. The loan bears interest 50 basis points below the Lender’s base rate. The loan is repayable in monthly installments of approximately $3,715, with a balloon payment of approximately $911,000 due in November 2019.

•	The Company has agreed to pay Harnap Corp., a corporation controlled by the Company’s president and principal shareholder, $48,000 per year for management fees. Accrued fees as of April 30, 2015 were $50,000, all of which are payable upon the demand of Harnap.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2014 and 2015, and for the years ended April 30, 2014 and 2015. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2015:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years
Long Term Debt	$1,115,000	$44,580	$89,160	$981,760
Capital Lease Obligations	-	-	-	-
Operating Leases	-	-	-	-
Purchase Obligations	-	-	-	-
Other Long Term Debt
TOTAL	$1,115,000	$44,580	$89,160	$981,760

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2015. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2015.

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

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2015, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2015.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2015.

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

Angelo Napolitano, age 80, has been President and Chief Executive Officer of the Company since 1992. He has been a Director of the Company since 1988 and Chairman since July 1989. Mr. Napolitano is the Chairman and Chief Executive Officer of Harnap Corp., a commercial real estate management company which he founded in 1971. Since 1975, Mr. Napolitano has served as a director and President of Sunshine State Industrial Park Authority, the property owners’ association for the industrial park in which the Company’s building is located.

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

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2015 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Angelo Napolitano, Chief Executive Officer	2015	$48,000
	2014	$44,000	-
	2013	$36,000	-

__________________

(1) Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano, and director fees paid to Mr. Napolitano.

Stock Options

No stock options were granted, outstanding, or exercised during the 2015 fiscal year.

Management Agreement

The Company has agreed to pay Harnap Corp. an annual management fee, which is currently $48,000 per year. Harnap Corp. is owned and controlled by Angelo Napolitano, the Company’s Chief Executive Officer and Chairman of the Board. As of April 30, 2015, accrued management fees totaled $50,000.

Compensation of Directors

No amounts were paid to directors during the 2015 fiscal year for services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2015, the following persons beneficially owned 5% or more of the common stock of the Company:

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

The shares of common stock beneficially owned by the Company’s sole director and executive officer as of April 30, 2015 were as follows:

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

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is the son of Mr. Angelo Napolitano, the Company’s President and Chairman of the Board. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. The Company paid $14,000 in commissions under this agreement for the 2015 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2015 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2015.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2014	Fiscal 2015
Fees billed by Larry Wolfe, CPA
Audit Fees	$12,750	$13,000
Audit Related Fees	4,250	6,000
Tax Fees	800	1,000
All Other Fees	-----	-----

Total	$17,800	$20,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees,” including registration statement filings.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax consultation and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2014 and 2015

Statements of Operations for Years ended April 30, 2014 and 2015.

Statements of Changes in Shareholders’ Equity (Deficiency) for Years ended April 30, 2014 and 2015

Statements of Cash Flows for Years ended April 30, 2014 and 2015

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

There were no reports on Form 8-K for the three months ended April 30, 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on April 7, 2016.

MILLER INDUSTRIES, INC.

/s/ Angelo Napolitano
By:	Angelo Napolitano, President And Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 7, 2016.

Signature	Title

/s/ Angelo Napolitano	President, Chief Executive
Angelo Napolitano	Officer, and Director (Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

INDEPENDENT AUDITOR’S REPORT

Shareholders and Board of Directors

Miller Industries, Inc.

Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2015 and 2014, and the related statements of operations, shareholders’ deficiency, and cash flows for each of the two years in the period ended April 30, 2015. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE
Certified Public Accountant

Miami, Florida

December 11, 2015

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2015 AND 2014

ASSETS

	2015	2014
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less: Accumulated Depreciation	942,049	930,164
Net Book Value	$290,659	$302,544
Other Assets:
Cash and Cash Equivalents	$1,665,063	$1,512,931
Accounts Receivable ( Less Allowance for Doubtful
Accounts of $0 in 2015 and $0 in 2014)	2,525
Prepaid Expenses and Other Assets	64,498	45,525
Refundable Income Taxes		11,563
Deferred Lease Incentive (Net of Accumulated
Amortization - $37,366 in 2015 and $ 25,337 in 2014.)	17,856	29,886
Loan Costs, (Less Accumulated Amortization of
$5,815 and $4,741 in 2015 and 2014, respectively	4,920	5,994
Deferred Tax Assets	39,824	40,376
Total Other Assets	$1,794,686	$1,646,275

TOTAL ASSETS	$2,085,345	$1,948,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,115,500	$1,160,080
Accounts Payable and Accrued Expenses	194,700	212,387
Tenant's Deposits and Advance Rent	80,825	63,080
Income Taxes Payable	20,755	--

Total Liabilities	$1,411,780	$1,435,547

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares in 2015 and 2014	$250,000	$250,000
Paid-In Capital	1,212,102	1,212,102
Deficit	(788,537)	(948,830)

Total Shareholders’ Equity	$673,565	$513,272

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$2,085,345	$1,948,819

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014
Revenues:
Rental Income	$314,463	$314,463
Utilities and other reimbursement	89,825	46,628
Other Income	4,912	9,521

Total Revenues	$667,257	$370,612

Expenses:
Rental Expenses (Except Interest)	$339,315	$266,959
Administrative	49,754	56,573
Interest	33,138	33,138

Total Expenses	$421,153	$356,670

Income Before Tax Provision	$246,104	$13,942

Provision (Benefit) for Income Tax:
Federal Income Tax	$75,024	$2,154
State Income Tax	10,786	--

Total Provision for Income Tax	$85,810	$2,154

Net Income	$160,294	$11,788

Income per Common Share (Basic)	$.03	$.00

Weighted Average Shares of Common Stock Outstanding (Basic)	5,000,000	5,000,000

Certain 2014 classifications were reclassified to agree with 2015 classifications.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

YEARS ENDED APRIL 30, 2015 AND 2014

	2015	2014
Cash Flows from Operating Activities:

Net Income (Loss)	$160,294	$11,788
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Depreciation	11,885	11,885
Amortization	13,102	9,906
Deferred Tax Asset Valuation Adjustment	552	(383)

Changes in Operating Assets and Liabilities
(Increase) Decrease in Accounts Receivable	(2,525)	855
(Increase) Decrease in Prepaid Expenses and Other	(18,973)	(44,083)
Increase (Decrease) in Accounts Payable and Accruals and Income Taxes	14,631	(45,746)
Increase (Decrease) in Tenants Deposits And Advances	17,745	39,026

Net Cash Provided by (used by) Operating Activities	$196,711	$(16,752)

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$(32,141)	$(32,141)

Net Cash (used by) Investing Activities	$--	$(32,141)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(44,580)	$(44,580)
Proceeds from Exercise of Stock Options
Net Cash Provided by (used by) Financing
Activities	$(44,580)	$(44,580)

Net Increase (Decrease) in Cash and Cash
Equivalents	$152,131	$(93,473)

Cash and Cash Equivalents at the Beginning of Year	$1,512,931	$1,606,404
Cash and Cash Equivalents at the End of Year	$1,665,062	$1,512,931

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$32,146	$33,198
Income Taxes	$52,940	$30,172

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

YEARS ENDED APRIL 30, 2015 AND 2014

COMMON STOCK

	Shares Issued	Amount	Additional Paid-in Capital	(Deficit)	(Total)

Balance at April 30, 2013	5,000,000	$250,000	$1,212,102	$(960,618)	$501,484

Net Income – 2014	-	-	-	11,788	11,788

Balance at April 30, 2014	5,000,000	$250,000	$1,212,102	$(948,830)	$513,272

Net Income – 2015	-	-	-	160,294	160,294

Balance at April 30, 2015	5,000,000	$250,000	$1,212,102	$(788,536)	$673,566

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2015 AND 2014

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

Real property and equipment, with an original cost of approximately $ 745,000, have been fully depreciated at April 30, 2015.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2014 and 2015, respectively, the Company did not record any liabilities for uncertain tax positions.

Miller Industries, Inc.

Notes to Financial Statements

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

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2015, and 2014 the Company’s uninsured bank balances approximated $1,415,000 and $1,263,000 respectively.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 43% of Revenue. Tenant “B” 39% of Revenue. Tenant “C” 18% of Revenue.

9.	Revenue Recognition -

The Company recognizes rental income on a straight-line basis over the respective lease terms.

Miller Industries, Inc.

Notes to Financial Statements

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

ASC 220, Comprehensive Income established standards for reporting and displaying comprehensive income and its components in the financial statements. The company does not have any comprehensive income for fiscal 2015 and 2014.

13.	Long-Lived Assets -

Under ASC 360, Property, Plant and Equipment, The Company evaluates the carrying value of long-lived assets (including property, equipment and intangible assets) when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2015 and April 30, 2014.

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

Advertising costs are charged to operations in the period incurred. The Company has not incurred any advertising costs for fiscal 2015 and 2014.

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

Miller Industries, Inc.

Notes to Financial Statements

22.	Fair Value Measurements and Disclosures -

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

Miller Industries, Inc.

Notes to Financial Statements

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2015	2014
10-year note payable, collateralized by mortgage on land and building, improvements, personal property collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note bears interest at ½ of 1% (.050%) rate under the lenders prime rate per annum. The Rate of interest is adjustable annually based on the current Prime at the anniversary date. The company’s annual interest Rate at April 30, 2014 is 2.75%. The note is payable in Monthly installments of $3,715, plus accrued interest, with a final payment of approximately $911,000 due November 2019.	$1,115,500	$1,160,080

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2016	44,580
2017	44,580
2018	44,580
2019	44,580

Thereafter	937,180
Total	$1,115,500

Land, buildings and improvements, with an approximate cost of $1,233,000 and an approximate net book value of $290,000 are pledged as collateral for these obligations.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2015	2014

Current	$25,258	$2,537
Deferred	552	(383)
Tax Benefit of Net Operating Loss Carryforward	----	----
Deferred Tax Adjustment and Changes to Valuation Allowance	----	----

Total	$25,810	$2,154

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes.

The components of the net deferred tax asset at April 30, 2015 and 2014 are as follows:

	2015	2014
Properties and Equipment principally due to
Depreciation	$39,824	$40,376

Provision for Bad Debts

Total gross deferred tax assets	$39,824	$40,376
Less: Valuation allowance	---	---
Net Deferred Tax Asset	$39,824	$40,376

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C – Income Taxes (continued)

Total Federal tax expense for years ended April 30, 2015 and 2014 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2015		2014
	Percent Of Pre-Tax		Percent Of Pre-Tax
	Amount	Income	Amount	Income
Income before provision for income taxes	$246,104	100%	$13,932	100%

Computed expected tax expense	$83,675	34%	$4,740	34%
Federal tax (benefit) of State Income Tax	(3.667)	(1%)	------	------

Sur Tax Exemption	(4,984)	(2%)	(2,730)	(20)
Non deductible items	-----	-----	142	1

Federal Tax Before Tax Benefits	$75,024	15%	$2,152	15%
Tax Benefits of Net Operating
Loss Carryforwards, Deferred Tax Adjustments
And Change in Valuation Allowance	-----	-----	-----	-----

Actual Federal Tax	$75,024	31%	$2,152	15%

Tax years that remain subject to examination are years 2010 and forward.

NOTE D - Rental Income

During 2015 the company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2015. Rental income approximated $556,000 and $314,000 for fiscal 2015 and 2014, respectively. Rental income from these leases amounted to 100% of the total 2015 rental income and 100% of the total 2014 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2016	$576,000
2017	$500,000
2018	$265,000
2019	$245,000
2020	$61,000

Miller Industries, Inc.

Notes to Financial Statements

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:
	2015	2014
Commissions	$16,554	$13,733
Depreciation and Amortization	24,988	21,791
Insurance	33,646	29,763
Management Fees	48,000	44,000
Outside Services	5,801	3,441
Repairs and Maintenance	19,656	51,192
Utilities	90,240	50,876
Taxes and permits	100,430	52,163

Totals	$339,315	$266,959

NOTE F - Administrative Expenses

Administrative expenses consisted of:
	2015	2014
Accounting and Legal	$24,123	$29,208
Office Supplies/Postage/Other	1,033	1,517
Stockholders’ Expenses	22,967	24,486
Telephone	1,631	1,362

Totals	$49,754	$56,573

NOTE G - Related Party Transactions

Management fees and reimbursements in the amount of $ 48,000 and $44,150 for 2015 and 2014 was paid to Angelo Napolitano, CEO, Harnap Corp which is controlled by Mr. Napolitano, was reimbursed for bookkeeping services, repairs, legal and office supplies for approximately $20,350 and $23,500 for 2015 and 2014. Real estate commissions were paid in 2015 of approximately $14,000 to Napolitano Commercial Properties. Included in accounts payable is approximately $50,000 and $50,000 for 2015 and 2014 that is owned to Harnap Corp. The mortgage note payable is guaranteed by the company’s C.E.O. up to 50% of all sums due.

Miller Industries, Inc.

Notes to Financial Statements

NOTE H – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

1.	On May 2, 2014, the Company entered into a 38-month lease of approximately 17,000 square feet at a monthly rental of approximately $9,300 per month.