Form 10-Q
period 2015-07-31
MILLER INDUSTRIES INC
filed 2016-04-11
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

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

Yes ☐  No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2015 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

July 31, 2015

- i -

MILLER INDUSTRIES, INC.

BALANCE SHEET

JULY 31, 2015

(UNAUDITED)

2015

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	942,049
Net Book Value	$290,659
Other Assets:
Cash and Cash Equivalents	$1,665,063
Accounts Receivable	2,525
Prepaid Expenses and Other Assets	64,498
Refundable Income Taxes
Deferred Lease Incentive (Net of Accumulated Amortization - $37,366)	17,856
Loan Costs, (Less Accumulated Amortization of $5,815)	4,920
Deferred Tax	39,824
Total Other Assets	$1,794,686

TOTAL ASSETS	$2,085,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,115,500
Accounts Payable and Accrued Expenses	194,700
Income Tax Payable	80,825
Tenant’s Deposits and Advance Rent	20,755

Total Liabilities	$1,411,780

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(788,537)

Total Shareholders’ Equity	$673,565

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,085,345

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2015

2015

ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	942,049
Net Book Value	$290,659
Other Assets:
Cash and Cash Equivalents	$1,665,063
Accounts Receivable	2,525
Prepaid Expenses and Other Assets	64,498
Refundable Income Taxes
Deferred Lease Incentive (Net of Accumulated Amortization - $37,366)	17,856
Loan Costs, (Less Accumulated Amortization of $5,815)	4,920
Deferred Tax	39,824
Total Other Assets	$1,794,686

TOTAL ASSETS	$2,085,345

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,115,500
Accounts Payable and Accrued Expenses	194,700
Income Tax Payable	80,825
Tenant’s Deposits and Advance Rent	20,755

Total Liabilities	$1,411,780

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(788,537)

Total Shareholders’ Equity	$673,565

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,085,345

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

(UNAUDITED)

	7/31/15	7/31/14
Revenues:
Rental Income	$148,785	$132,248
Utilities Reimbursement	24,781	21,073
Other Income	1,449	783

Total Revenues	$175,015	$154,104

Expenses:
Rental Expenses (Except Interest)	$90,394	$82,756
Administrative	11,149	10,885
Interest	6,193	6,815

Total Expenses	$107,736	$100,426

Income (Loss) Before Tax Provision	$67,279	$53,678

Provision (Credit) for Income Tax:
Federal Income Tax	$21,000	$15,000
State Income Tax	3,000	2,500
Total Provision for Income Tax	$24,000	$17,500

Net Income (Loss)	$43,279	$36,178

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2014

(UNAUDITED)

	7/31/15		7/31/14
Cash Flows from Operating Activities:

Net Income (Loss)		$43,279		$36,178
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Depreciation		2,971		2,971
Amortization		3,276		2,477
Changes in Operating Assets and Liabilities		67,811		35,037

Net Cash Provided by Operating Activities		$117,337		$76,663

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(11,145)		$(11,145)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities		$(11,145)		$(11,145)

Net Increase in Cash and Cash Equivalents		$106,192		$65,518

Cash and Cash Equivalents at the Beginning of Year		1,665,062		1,512,931
Cash and Cash Equivalents at the End of Quarter		$1,771,254		$1,578,449

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$7,727		$8,037
Income Taxes		$-		$-

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2015

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2015 are not necessarily indicative of results that may be expected for the year ended April 30, 2016.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2016 Fiscal Year compared to First Quarter of 2014 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of 2015 was $132,000, compared to $149,000 in the first quarter of 2016.

Other Income. The Company generated other income of $953 in the first quarter of fiscal year 2015 and $1,450 in 2016. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $83,000 in the first quarter of 2015 and $90,500 in the first quarter of 2016.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the first quarter of fiscal year 2015 and $11,000 in the first quarter of fiscal year 2016.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $6,800 in the first quarter of fiscal year 2015 and $6,200 in 2016.

Provision for Income Taxes. The Company had a tax provision of 17,500 in the first quarter of fiscal 2015 and $24,000 in the first quarter of 2016.

Net Income. As a result of the foregoing factors, The Company had net income of $36,000 in the first quarter of fiscal 2015 and net income of $43,000 in first quarter of 2016.

Liquidity and Capital Resources

The Company’s cash increased by $65,000 during the first three months of fiscal year 2015 and $106,000 during the first three months of fiscal year 2016. The Company’s cash position was approximately $1,771,000.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2015. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2015.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2015.

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

- 9 -