Form 10-Q/A
period 2016-01-31
MILLER INDUSTRIES INC
filed 2016-05-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in its entirety the income statement for the nine months ended January 31, 2016 and 2015 set forth in Item 1 of our Quarterly Report on Form 10-Q for the quarter ended January 31, 2016. The amended income statement corrects the amount of the Company’s rental expense for the nine months ended January 31, 2015 which was incorrectly stated as $117,438 rather than $177, 438.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2016 AND 2015

(UNAUDITED)

	1/31/16	1/31/15
Revenues:
Rental Income	$442,722	$413,893
Other Income	4,454	3,533

Total Revenues	$447,176	$417,426

Expenses:
Rental Expenses (Except Interest)	$175,122	$177,348
Administrative	34,767	37,635
Interest	21,722	22,832

Total Expenses	$231,611	$237,815

Income Before Tax Provision	$215,565	$179,611

Provision (Benefit) for Income Tax:
Federal Income Tax	$68,000	$55,000
State Income Tax	10,000	7,500

Total Provision for Income Tax	$78,000	$62,500

Net Income	$137,565	$117,111

Income per Common Share (Basic)	$.02	$.02

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.
(Registrant)

Dated: May 9, 2016	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer

4