Form 10-Q
period 2016-07-31
MILLER INDUSTRIES INC
filed 2017-01-20
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

Yes ☐    No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2016 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

July 31, 2016

MILLER INDUSTRIES, INC.

BALANCE SHEET

JULY 31, 2016

(UNAUDITED)

ASSETS

2016
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	956,905
Net Book Value	$275,803
Other Assets:
Cash and Cash Equivalents	$1,923,216
Accounts Receivable
Prepaid Expenses and Other Assets	25,512
Refundable Income Taxes
Deferred Lease Incentive (Net of Accumulated Amortization - $50,758)	4,464
Deferred Tax	40,416
Total Other Assets	$1,993,608

TOTAL ASSETS	$2,269,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,056,197
Accounts Payable and Accrued Expenses	226,810
Income Tax Payable	21,087
Tenant’s Deposits and Advance Rent	80,387

Total Liabilities	$1,384,481

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(577,172)

Total Shareholders’ Equity	$884,930

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,269,411

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

BALANCE SHEET

APRIL 30, 2016

ASSETS

2016
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	953,934
Net Book Value	$278,774
Other Assets:
Cash and Cash Equivalents	$1,817,572
Accounts Receivable ( Less Allowance for Doubtful Accounts of $0)	1,049
Prepaid Expenses and Other Assets	32,590
Refundable Income Taxes	4,213
Deferred Lease Incentive (Net of Accumulated Amortization - $48,080)	7,142
Deferred Tax Assets	40,416
Total Other Assets	$1,902,982

TOTAL ASSETS	$2,181,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,067,074
Accounts Payable and Accrued Expenses	198,465
Tenant's Deposits and Advance Rent	76,267
Income Taxes Payable

Total Liabilities	$1,341,805

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares	$250,000
Paid-In Capital	1,212,102
Deficit	(622,151)

Total Shareholders’ Equity	$839,951

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,181,756

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2016

(UNAUDITED)

	7/31/15	7/31/16
Revenues:
Rental Income	$148,785	$152,832
Utilities Reimbursement	24,781	22,752
Other Income	1,449	1,480

Total Revenues	$175,015	$177,064

Expenses:
Rental Expenses (Except Interest)	$90,394	$88,333
Administrative	11,149	12,239
Interest	6,193	6,212

Total Expenses	$107,736	$106,784

Income (Loss) Before Tax Provision	$67,279	$70,280

Provision (Credit) for Income Tax:
Federal Income Tax	$21,000	$22,000
State Income Tax	3,000	3,300
Total Provision for Income Tax	$24,000	$25,300

Net Income (Loss)	$43,279	$44,980

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2015 AND 2016

(UNAUDITED)

	7/31/15		7/31/16
Cash Flows from Operating Activities:

Net Income (Loss)		$43,279		$44,980
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation		2,971		2,971
Amortization		3,008		2,679
Changes in Operating Assets and Liabilities		68,079		66,159

Net Cash Provided by Operating Activities		$117,337		$116,789

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(11,145)		$(11,145)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities		$(11,145)		$(11,145)

Net Increase in Cash and Cash Equivalents		$106,192		$105,644

Cash and Cash Equivalents at the Beginning of Year		1,665,062		1,817,572
Cash and Cash Equivalents at the End of Quarter		$1,771,254		$1,923,216

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$7,727		$7.417
Income Taxes		$-		$-

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2016

(UNAUDITED)

NOTE A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2016 are not necessarily indicative of results that may be expected for the year ended April 30, 2017.

For further information refer to the financial statements and footnotes thereto of the Company as of April 30, 2016 and for the year ended April 30, 2016.

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

A tenant has advised they will not be renewing their lease which will expire on December 31, 2016. Approximate annual rental income of this tenant is $225,000, which will cease on December 31, 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2017 Fiscal Year compared to First Quarter of 2016 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of 2016 was $149,000, compared to $152,000 in the first quarter of 2017.

Other Income. The Company generated other income of $1,450 in the first quarter of fiscal year 2016 and $1,500 in 2017. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $90,000 in the first quarter of 2016 and $88,000 in the first quarter of 2017.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the first quarter of fiscal year 2016 and $12,000 in the first quarter of fiscal year 2017.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $6,500 in the first quarter of fiscal year 2016 and $6,200 in 2017.

Provision for Income Taxes. The Company had a tax provision of 24,000 in the first quarter of fiscal 2016 and $25,300 in the first quarter of 2017.

Net Income. As a result of the foregoing factors, The Company had net income of $43,000 in the first quarter of fiscal 2016 and net income of $45,000 in first quarter of 2017.

Liquidity and Capital Resources

The Company’s cash increased by $106,000 during the first three months of fiscal year 2016 and $106,000 during the first three months of fiscal year 2017. The Company’s cash position was approximately $1,923,000.

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

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2016. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2016.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2016.

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

MILLER INDUSTRIES, INC.
(Registrant)

Dated: January 19, 2017	By:	/s/ Angelo Napolitano
Angelo Napolitano Chairman of the Board of Directors Chief Executive Officer Principal Financial Officer