Form 10-Q
period 2016-10-31
MILLER INDUSTRIES INC
filed 2017-06-02
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Florida	59-0996356
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1521 N.W. 165th Street, Miami, Florida 33169
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

Yes ☐  No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of October 31, 2016 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

October 31, 2016

i

MILLER INDUSTRIES, INC.

Balance Sheet

October 31, 2016

ASSETS

2016
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	959,877
Net Book Value	$272,831

Other Assets:
Cash and Cash Equivalents	$1,918,225
Accounts Receivable
Prepaid Expenses and Other Assets	34,333
Deferred Lease Incentive (Net of Accumulated
Amortization - $ 53,436.69)	1,785
Deferred Tax	40,416
Total Other Assets	$1,994,759

TOTAL ASSETS	$2,267,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,045,320
Accounts Payable and Accrued Expenses	202,824
Income Tax Payable	10,810
Tenant’s Deposits and Advance Rent	80,387
Total Liabilities	$1,339,341

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(533,853)

Total Shareholders’ Equity	$928,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,267,590

See Accompanying Notes to Financial Statements.

2

MILLER INDUSTRIES, INC.

Balance Sheet
April 30, 2016

ASSETS

2016
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	953,934
Net Book Value	$278,774

Other Assets:
Cash and Cash Equivalents	$1,817,572
Accounts Receivable	1,049
Prepaid Expenses and Other Assets	32,590
Prepaid Income Tax	4,213
Deferred Lease Incentive (Net of Accumulated Amortization - $ 48,080)	7,142
Deferred Tax	40,416
Total Other Assets	$1,902,982

TOTAL ASSETS	$2,181,756

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,067,074
Accounts Payable and Accrued Expenses	198,464
Income Tax Payable
Tenant’s Deposits and Advance Rent	76,267
Total Liabilities	$1,341,805

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(622,151)

Total Shareholders’ Equity	$839,951

TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY	$2,181,756

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

Statement of Operations

For the Three Months Ended October 31, 2016 and 2015

	10/31/16	10/31/15
Revenues:
Rental Income	$153,990	$148,344
Utilities Reimbursement	27,230	25,125
Other Income	1,682	1,502

Total Revenues	$182,902	$174,971

Expenses:
Rental Expenses (Except Interest)	$85,515	$86,511
Administrative	11,363	15,602
Interest	7,691	7,871

Total Expenses	$104,569	$109,984

Income Before Tax Provision	$78,333	$64,987

Provision for Income Tax:
Federal Income Tax	$28,000	$20,000
State Income Tax	3,700	3,000

Total Provision for Income Tax	$31,700	$23,000

Net Income	$46,633	$41,987

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

Statement of Operations

For the Six Months Ended October 31, 2016 and 2015

	10/31/16	10/31/15
Revenues:
Rental Income	$303,770	$297,130
Utilities Reimbursement	49,629	49,906
Other Income	3,252	2,951

Total Revenues	$356,651	$349,987

Expenses:
Rental Expenses (Except Interest)	$173,796	$176,905
Administrative	23,652	26,751
Interest	13,904	14,065

Total Expenses	$211,352	$217,721

Income Before Tax Provision	$145,299	$132,266

Provision for Income Tax:
Federal Income Tax	$50,000	$41,000
State Income Tax	7,000	6,000

Total Provision for Income Tax	$57,000	$47,000

Net Income	$88,299	$85,266

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

5

MILLER INDUSTRIES, INC.

Statement of Cash Flows

For the Six Months Ended October 31, 2016 and 2015

		10/31/16		10/31/15
Cash Flows from Operating Activities:

Net Income		$88,299		$85,266
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation		5,943		5,943
Amortization		5,357		6,551
Deferred Tax Asset Valuation Adjustment
Changes in Operating Assets and Liabilities		23,344		53,840

Net Cash Provided by Operating Activities		$122,943		$151,600

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:

Principal Payments Under Borrowings		$(22,290)		$(22,290)

Net Cash Provided by (used by) Financing
Activities		$(22,290)		$(22,290)

Net Increase in Cash and Cash
Equivalents		$100,653		$129,310

Cash and Cash Equivalents at the Beginning of Year		1,817,572		1,665,062
Cash and Cash Equivalents at the End of Quarter		$1,918,225		$1,794,372

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$14,839		$15,618
Income Taxes		$41,977		$63,458

See Accompanying Notes to Financial Statements.

6

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2016

Note A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2016 are not necessarily indicative of results that may be expected for the year ended April 30, 2017.

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

Note D – Commitments, Contingent Liabilities, Other Matters and Subsequent Events

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

3.                  A tenant has advised they will not be renewing their lease which will expire on December 31, 2016. Approximate annual rental income of this tenant is $225,000, which will cease on December 31, 2016.

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2017 Fiscal Year compared to Second Quarter of 2016 Fiscal Year and Six Months of 2017 Fiscal Year compared to Six Months of 2016 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income and expense reimbursement which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income and expense reimbursement during the second quarter of fiscal 2016 was $173,000, compared to $187,000 in the second quarter of fiscal 2017. Rental income and expense reimbursement during the first two quarters of fiscal 2016 was $347,000, compared to $353,000 during the first two quarters of fiscal 2017.

Other Income. The Company generated other income of $1,500 in the second quarter of 2016 and $1,700 in 2017. The Company generated $3,000 in the first two quarters of fiscal year 2016 and $3,200 in the first two quarters of fiscal year 2017. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $87,000 in the second quarter of 2016 and $86,000 in the second quarter of 2017. Rental expenses were $177,000 in the first two quarters of 2016 and $174,000 in the first two quarters of 2017.

Administrative Expenses. The Company’s administrative expenses were $16,000 in the second quarter of 2016 and $11,000 in 2017 and $27,000 in the first two quarters of fiscal years 2016 and $24,000 in 2017.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $8,000 in the second quarter of fiscal year 2016 and 2017 and $15,000 in the first two quarters of fiscal year 2016 and 2017.

Provision for Income Taxes. The Company had a tax provision of $23,000 for the second quarter of fiscal year 2016 and $32,000 for the second quarters of fiscal year 2017 and $47,000 in the first two quarters of 2016 and $57,000 in 2017.

Net Income. As a result of the foregoing factors, the Company had net income of $42,000 in the second quarter of 2016 and $47,000 in the second quarter of 2017 and $85,000 in the first two quarters of 2016 and $89,000 in first two quarters of 2017.

Liquidity and Capital Resources

The Company’s cash increased by $130,000 during the first six months of fiscal year 2016 compared to an increase of $100,000 during the first six months of fiscal year 2017. As of October 31, 2016, the Company’s cash position was approximately $1,918,000.

8

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2016. The Company’s Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2016.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2016.

9

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits
	Exhibit No.	Description
	(31.1)	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
	(31.2)	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
	(32.1)	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K.
Not applicable.

10

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.

Dated: June 2, 2017	By:	/s/ Marc Napolitano
Principal Executive Officer and Principal Financial Officer

11