Form 10-Q
period 2017-01-31
MILLER INDUSTRIES INC
filed 2017-06-07
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017 or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of January 31, 2017 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

January 31, 2017

i

MILLER INDUSTRIES, INC.

BALANCE SHEET

JANUARY 31, 2017

(UNAUDITED)

2017

ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	962,848
Net Book Value	$269,860
Other Assets:
Cash and Cash Equivalents	$1,862,206
Accounts Receivable
Prepaid Expenses and Other Assets	23,187
Deferred Lease Incentive (Net of Accumulated Amortization - $ 56,155)
Deferred Tax	40,416
Total Other Assets	$1,925,809

TOTAL ASSETS	$2,195,669

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and Notes Payable	$1,034,443
Accounts Payable and Accrued Expenses	114,997
Tenant Deposits and Advance Rent	76,267
Income Tax Payable	7,610

Total Liabilities	$1,233.317

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(499,750)

Total Shareholders’ Equity	$962,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,195,669

See accompanying notes to financial statements.

2

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2016

2016

ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	953,934
Net Book Value	$278,774
Other Assets:
Cash and Cash Equivalents	$1,817,572
Accounts Receivable	1,049
Prepaid Expenses and Other Assets	32,590
Prepaid Income Taxes	4,213
Deferred Lease Incentive (Net of Accumulated Amortization - $ 48,080)	7,142
Deferred Tax	40,416
Total Other Assets	$1,902,982

TOTAL ASSETS	$2,181,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and Notes Payable	$1,067,074
Accounts Payable and Accrued Expenses	198,464
Income Tax Payable
Tenant’s Deposits and Advance Rent	76,267

Total Liabilities	$1,341,805

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(622,151)

Total Shareholders’ Equity	$839,951

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,181,756

See accompanying notes to financial statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

	1/31/17	1/31/16
Revenues:
Rental Income	$128,416	145,592
Other Income	1,602	1,503

Total Revenues	$130,018	$147,095

Expenses:
Rental Expenses (Except Interest)	$50,864	$44,918
Administrative	16,796	11,221
Interest	8,055	7,657

Total Expenses	$75,715	$63,796

Income Before Tax Provision	$54,303	$83,299

Provision for Income Tax:
Federal Income Tax	$18,000	$27,000
State Income Tax	2,200	4,000

Total Provision for Income Tax	$20,200	$31,000
Net Income	$34,103	$52,299

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See accompanying notes to financial statements.

4

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

	1/31/17	1/31/16
Revenues:
Rental Income	$431,923	$442,722
Other Income	4,854	4,454

Total Revenues	$436,777	$447,176

Expenses:
Rental Expenses (Except Interest)	$174,881	$175,122
Administrative	40,337	34,767
Interest	21,958	21,722

Total Expenses	$237,176	$231,611

Income Before Tax Provision	$199,601	$215,565

Provision (Benefit) for Income Tax:
Federal Income Tax	$68,000	$68,000
State Income Tax	10,000	10,000

Total Provision for Income Tax	$77,200	$78,000

Net Income	$122,401	$137,565

Income per Common Share (Basic)	$.02	$.02

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See accompanying notes to financial statements.

5

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2017 AND 2016

(UNAUDITED)

	1/31/17	1/31/16
Cash Flows from Operating Activities:
Net Income	$122,401	$137,565
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation	8,914	8,914
Amortization	7,142	9,022
Deferred Tax Asset Valuation Adjustment
Changes in Operating Assets and Liabilities	(60,388)	(27,975)

Net Cash Provided by Operating Activities	$78,069	$127,526

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$-	$-

Net Cash (used by) Investing Activities	$-	$-

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(33,435)	$(33,435)
Proceeds from Stock option purchase

Net Cash Provided by (used by) Financing Activities	$(33,435)	$(33,435)

Net Increase in Cash and Cash Equivalents	$44,634	$94,091

Cash and Cash Equivalents at the Beginning of Year	1,817,572	1,665,062
Cash and Cash Equivalents at the End of Quarter	$1,862,206	$1,759,153

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$23,431	$23,225
Income Taxes	$65,577	$82,158

See accompanying notes to financial statements.

6

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2017

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending January 31, 2017 are not necessarily indicative of results that may be expected for the year ended April 30, 2017.

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

7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Third Quarter of 2017 Fiscal Year compared to Third Quarter of 2016 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the third quarter of 2016 was $146,000, compared to $128,000 in the third quarter of 2017. Rental income declined due to the termination of certain leases.

Other Income. The Company generated other income of $2,000 in the third quarter of fiscal year 2016 and 2017. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $45,000 in the third quarter of 2016 and $51,000 in the third quarter of 2017.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the third quarter of 2016 and $17,000 in 2017.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $8,000 in the third quarter of 2016 and 2017.

Provision for Income Taxes. The Company had a tax provision of $31,000 in the third quarter of fiscal 2016 and $20,000 in 2017.

Net Income. As a result of the foregoing factors, the Company had net income of $52,000 in the third quarter of fiscal 2016 and $34,000 in third quarter of 2017.

Results of Operations (First Three Quarters of 2017 Fiscal Year compared to First Three Quarters of 2016 Fiscal Year)

Rental Income.. Rental income through the first three quarters of 2016 was $443,000, compared to $432,000 in the first three quarters of 2017.

Other Income. The Company generated other income of $4,000 through the first three quarters of fiscal year 2016 and $5,000 in the first three quarters of 2017. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). Rental expenses were $175,000 through the first three quarters of 2016 and 2017.

Administrative Expenses. The Company’s administrative expenses were $35,000 in the first three quarters of fiscal years 2016 and $40,000 for 2017.

8

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $22,000 in the first three quarters of fiscal years 2016 and 2017.

Provision for Income Taxes. The Company had a tax provision of $78,000 in the first three quarter of fiscal 2016 and $77,000 in 2017.

Net Income. As a result of the foregoing factors, the Company had net income of $138,000 in the first three quarters of fiscal 2016 and $122,000 in first three quarters of 2017.

Liquidity and Capital Resources

The Company’s cash increased by $94,000 during the nine months of fiscal year 2016 compared to an increase of $45,000 during the first nine months of fiscal year 2017. As of January 31, 2017, the Company’s cash position was approximately $1,862,000.

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

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2017. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2017.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2017.

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

MILLER INDUSTRIES, INC.

Dated: June 5, 2017	By:	/s/ Marc Napolitano
Principal Executive Officer and Principal Financial Officer

11