Form 10-K
period 2017-04-30
MILLER INDUSTRIES INC
filed 2017-11-07
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2017

Commission File No. 1-5926

MILLER INDUSTRIES, INC.
(Exact Name Registrant as specified in its charter)

Florida	59-0996356
(State or Other Jurisdiction of (incorporation or organization)	(I.R.S. Employer Identification No.)

1521 NW 165th Street, Miami Gardens, Florida 33169
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at October 1, 2017 was $870,161.

As of April 30, 2017, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

The Company’s business is the ownership and management of a 97,813 square foot warehouse located in Miami, Florida.

Employees

The Company had no employees during the 2017 and 2016 fiscal years.

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

Financing

At April 30, 2017, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $1,026,000. The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, per accrued interest, with a balloon payment of $911,000 due November 2019. The loan is secured by the Company’s land and building.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2017, the Company leased its building to three tenants. As of April 30, 2017, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2018	$504,000
2019	$361,000
2020	$81,000

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2017 were approximately $116,000.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2016 Fiscal Year	HIGH	LOW
05/1/15 - 07/31/15	$.55	$.30
08/1/15 - 10/31/15	$.30	$.21
11/1/15 - 01/31/16	$.20	$.18
02/01/16 - 04/30/16	$.19	$.40

	CLOSING BID
2017 Fiscal Year	HIGH	LOW
05/1/16 - 07/31/16	$.48	$.30
08/1/16 - 10/31/16	$.35	$.33
11/1/17 - 01/31/17	$.35	$.33
02/01/17 - 04/30/17	$.50	$.40

As of April 30, 2017, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

On April 30, 2017, the Company had no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2017 compared to 2016)

Rental Income

The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2016 was $526,000, compared with $524,000 in 2017. The Company also received tenant reimbursements of $104,000 in 2016 and $102,000 in 2017.

Other Income

The Company generated other income of $6,000 in 2016 and $14,000 in 2017. Other income principally consisted of interest income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $338,000 in 2016 and $332,000 in 2017. The principal components were management fees ($60,000 in 2016 and $60,000 in 2017), taxes ($109,000 in 2016 and $116,000 in 2017), depreciation and amortization ($24,000 in 2016 and $19,000 in 2017), repairs and maintenance ($7,000 in 2016 and $9,000 in 2017), and insurance ($27,000 in 2016 and $26,000 in 2017).

Administrative Expenses

The Company’s administrative expenses were $60,000 in 2016 and 2017.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $31,000 in 2016 compared to $32,000 in 2017.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $91,000 in 2016 and $78,000 in 2017.

Net Income

As a result of the foregoing factors, the Company had a net income of $166,000 in 2016, compared to a net income of $144,000 in 2017.

Liquidity and Capital Resources

The Company’s cash increased by $152,000 in fiscal year 2016 and $191,000 in 2017. As of April 30, 2017, the Company’s cash position was approximately $2,008,000.

At April 30, 2017, the Company’s principal financing consisted of a loan with a principal balance of approximately $1,026,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at 50 basis points below the Lender’s base rate. The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,000. The note is collateralized by the Company’s land and building.

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

The Company is obligated to make payments under its existing mortgage loan. At April 30, 2017, the outstanding balance of the loan was $1,026,000. The loan bears interest 50 basis points below the Lender’s base rate. The loan is repayable in monthly installments of approximately $3,715, with a balloon payment of approximately $911,000 due in November 2019.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2016 and 2017, and for the years ended April 30, 2016 and 2017. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2017:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years
Long Term Debt	$1,026,340	$44,850	$981,490
Capital Lease Obligations	-	-	-
Operating Leases	-	-	-
Purchase Obligations	-	-	-
Other Long Term Debt
TOTAL	$1,070,920	$44,850	$981,490

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2017. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2017.

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

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2017, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2017.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2017.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company’s chief executive officer and sole director, Angelo Napolitano passed away during the 2017 fiscal year. Marc Napolitano currently serves as President and Secretary. One or more directors will be elected at the Company’s next annual meeting. The directors and executive officers of the Company are as follows:

Name	Position	Officer Since	Director Since

Marc Napolitano	President and Secretary	2016	2016

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

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2017 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	April 30 Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Marc Napolitano, President	2017	$60,000
	2016	$60,000

__________________

(1)       Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano.

Stock Options

No stock options were granted, outstanding or exercised during the 2017 fiscal year.

Management Agreement

During the 2016 and 2017 fiscal years, the Company has agreed to pay annual management fees of $60,000 to Harnap Corp., a company controlled by Marc Napolitano, the Company’s President. This agreement has been terminated.

Compensation of Directors

No amounts were paid to directors during the 2017 fiscal year for services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2017, the following persons beneficially owned 5% or more of the common stock of the Company:

Name and Address of Beneficial Owner	Amount Beneficially Owned		Percent Of Class

Marc Napolitano	3,040,649	(1)	60.8%
1521 N.W. 165th Street Miami, FL 33169

________________

(1)       Mr. Napolitano has sole voting and investment power with respect to 32,162 shares which he holds of record, and an additional 3,008,487 shares which are held in trusts controlled by Mr. Napolitano as the trustee and shares held by the Estate of Angelo Napolitano for which Mr. Napolitano serves as the personal representative.

The shares of common stock beneficially owned by the Company’s sole executive officer as of April 30, 2017 were as follows:

Name and Address of Beneficial Owner	Amount Beneficially Owned (1)	Percent Of Class

Marc Napolitano	3,040,649	60.8%
1521 N.W. 165th Street Miami, FL 33169

___________________

(1)       See Note (1) to the preceding table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is Marc Napolitano, who is the Company’s President. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. The Company did not pay any commissions under this agreement for the 2017 fiscal year.

The Company has agreed to pay Harnap Corp., an administrative services fee of $1,500 per month for administrative services. Harnap Corp. is a company controlled by Mr. Napolitano.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2017 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2017.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2017	Fiscal 2016
Fees billed by Larry Wolfe, CPA
Audit Fees	$14,500	$15,000
Audit Related Fees	4,500	5,000
Tax Fees	1,000	1,000
All Other Fees	-0-	-0-

Total	$20,000	$21,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees,” including registration statement filings.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax consultation and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2017 and 2016

Statements of Operations for Years ended April 30, 2017 and 2016.

Statements of Changes in Shareholders’ Equity (Deficiency) for Years ended April 30, 2017 and 2016

Statements of Cash Flows for Years ended April 30, 2017 and 2016

Notes to Financial Statements

(b)	All schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the financial statements or notes thereto.

(c)	Exhibits

3.1	Articles of Incorporation	(Note 1)
3.2	Articles of Amendment	(Note 2)
3.3	By-laws	(Note 1)
3.4	Amendment to By-laws – Indemnification	(Note 1)
3.5	Amendment to By-laws --Control Share Acquisitions	(Note 3)
10.1	Indemnification Agreement with Directors	(Note 4)
14.1	Code of Ethics	(Note 5)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of Sarbanes-Oxley Act of 2002

Note 1	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1981.
Note 2	Incorporated by reference from Form 10-K filed with the Commission for the year ended April 30, 1985.
Note 3	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1993.
Note 4	Incorporated by reference from the Form 10-K filed with the Commission for the year ended April 30, 1990.
Note 5	Incorporated by reference from the Form 10-KSB filed with the Commission for the fiscal year ended April 30, 2004.

(*)	Filed as part of this report

(d)	Reports on Form 8-K

There were no reports on Form 8-K for the three months ended April 30, 2017.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on October 31, 2017.

MILLER INDUSTRIES, INC.

/s/ Marc Napolitano
By:	Marc Napolitano, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 31, 2017.

Signature	Title

/s/ Marc Napolitano	President, Chief Executive Officer
Marc Napolitano	(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

Report of Independent Registered Accounting Firm

Shareholders and Board of Directors

Miller Industries, Inc.

Miami, Florida

I have audited the accompanying balance sheets of Miller Industries, Inc. as of April 30, 2017 and 2016 , and the related statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended April 30, 2017. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards -require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An Audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Miller Industries, Inc. as of April 30, 2017 and 2016 and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

/s/ Larry Wolfe
LARRY WOLFE
Certified Public Accountant

Miami, Florida

August 24, 2017

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2017 AND 2016

ASSETS
	2017	2016

Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less: Accumulated Depreciation	965,819	953,934
Net Book Value	$266,889	$278,774

Other Assets:
Cash and Cash Equivalents	$2,007,930	$1.817,572
Accounts Receivable ( Less Allowance for Doubtful
Accounts of $0 in 2017 and $0 in 2016)	1,034	1,049
Prepaid Expenses and Other Assets	18,287	32,590
Prepaid Income taxes	16,343	4,213
Deferred Lease Incentive (Net of Accumulated
Amortization - $55,222 in 2017 and $ 48,080 in 2016)		7,142
Loan Costs, Less Accumulated Amortization of
$ 7,962 and $6,888 in 2017 and 2016, respectively	2,773	3,847
Deferred Tax Assets	39,084	40,416
Total Other Assets	$2,085,451	$1,906,829

TOTAL ASSETS	$2,352,340	$2,185,603

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,026,340	$1,070,920
Accounts Payable and Accrued Expenses	160,071	198,465
Tennant’s Deposits and Advance Rents	182,221	70,267

Total Liabilities	$1,368,632	$1,345,652

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares
Authorized; 5,000,000 shares in 2015 and 2014	$250,000	$250,000
Paid-In Capital	1,212,102	1,212,102
Deficit	(478,394)	(622,151)

Total Shareholders’ Equity	$983,708	$839,951

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,352,340	$2,185,603

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

YEARS ENDED APRIL 30, 2017 AND 2016

	2017	2016

Revenues:
Rental Income	$524,580	$576,422
Utilities and other reimbursement	101,923	104,178
Other Income	13,786	6,356

Total Revenues	$640,289	$686,956

Expenses:
Rental Expenses (Except Interest)	$331,676	$337,828
Administrative	54,957	60,852
Interest	31,520	30,692

Total Expenses	$418,153	$429,372

Income Before Tax Provision	$222,136	$257,584

Provision (Benefit) for Income Tax:
Federal Income Tax	$68,504	$79,713
State Income Tax	9,875	11,485

Total Provision for Income Tax	$78,379	$91,198

Net Income	$143,757	$166,386

Income per Common Share (Basic)	$.03	$.03

Weighted Average Shares of Common Stock Outstanding (Basic)	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2017 AND 2016

	2017		2016
Cash Flows from Operating Activities:

Net Income (Loss)		$143,757		$166,386
Adjustments to Reconcile Net Income to Net Cash
Provided by (used for) Operating Activities:
Depreciation		11,885		11,885
Amortization		8,216		11,787
Deferred Tax Asset Valuation Adjustment		1,332		(592)

Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable		15		1,476
(Increase) Decrease in Prepaid Expenses and Other		2,174		31,909
Increase (Decrease) in Accounts Payable and Accruals		(38,395)		(21,203)
Increase (Decrease) in Tenant Deposits And Rent Paid in Advance		105,954		(4,558)

Net Cash Provided by (used by) Operating Activity		$234,938		$197,090

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$	-------	$	-------

Net Cash (used by) Investing Activities	$	-------	$	-------

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(44,580)		$(44,580)
Proceeds from Exercise of Stock Options
Net Cash Provided by (used by) Financing Activities		$(44,580)		$(44,580)

Net Increase (Decrease) in Cash and Cash Equivalents		$190,358		$152,150

Cash and Cash Equivalents at the Beginning of Year		1,817,572		1,665,062
Cash and Cash Equivalents at the End of Year		$2,007,930		$1,817,572

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$30,380		$30,753
Income Taxes		$89,177		$116,758

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
YEARS ENDED APRIL 30, 2017 AND 2016

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	(Deficit)	Total

Balance at April 30, 2015	5,000,000	$250,000	$1,212,102	$(788,537)	$673,565

Net Income –2016	-	-	-	166,386	166,386

Balance at April 30, 2016	5,000,000	$250,000	$1,212,102	$(622,151)	$839,951

Net Income –2016	-	-	-	143,757	143,757

Balance at April 30, 2017	5,000,000	$250,000	$1,212,102	$(478,394)	$983,708

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2017 AND 2016

NOTE A - Summary of Significant Accounting Policies

This summary of accounting policies for Miller Industries Inc. is presented to assist in understanding the Company’s financial statements. The accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in preparation of the financial statements.

Nature of Operations -

Miller Industries, Inc., a Florida corporation, currently and since August 1991, has been engaged in the ownership and management of 97,813 square feet of offices and warehouse located in Miami, Florida. During August 1991, the Company discontinued its operations of manufacturing of aluminum windows and doors pursuant to a plan of reorganization.

Real Property -

Property is carried at cost. The Company calculates depreciation under the straight-line method at annual rates based upon the estimated service lives of each type of asset. These service lives are generally as follows:

Building and Improvements	10 to 30 years
Machinery and Equipment	7 years
Furniture and Fixtures	7 years

Real property and equipment, with an original cost of approximately $ 745,000, have been fully depreciated at April 30, 2017.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2016 and 2017, respectively, the Company did not record any liabilities for uncertain tax positions.

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

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2017, and 2016 the Company’s uninsured bank balances approximated $1,758,000 and $1,567,000 respectively.

Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

Concentrations -

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 47% of Revenue. Tenant “B” 29% of Revenue. Tenant “C” 20% of Revenue.

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

Long-Lived Assets -

Under ASC 360, Property, Plant and Equipment, The Company evaluates the carrying value of long-lived assets (including property, equipment and intangible assets) when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2017 and April 30, 2016.

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

Miller Industries, Inc.

Notes to Financial Statements

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

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2017	2016
10-year note payable, collateralized by mortgage on land and building, improvements, personal property collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note bears interest at ½ of 1% (.050%) rate under the lenders prime rate per annum. The Rate of interest is adjustable annually based on the current Prime at the anniversary date. The company’s annual interest Rate at April 30, 2017 is 3.00%. The note is payable in Monthly installments of $3,715, plus accrued interest, with a final payment of approximately $911,000 due November 2019.
	$1,026,340	$1,070,920

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2018	44,580
2019	44,580
2020	937,180

Total	$1,026,340

Land, buildings and improvements, with an approximate cost of $1,233,000 and an approximate net book value of $ 267,000 are pledged as collateral for these obligations.

NOTE C - Income Taxes

The provision (benefit) for income taxes consists of the following:

	2017	2016

Current	$77,047	$91,790
Deferred	(1,368)	(592)
Tax Benefit of Net Operating Loss Carryforward	----	----
Deferred Tax Adjustment and Changes to Valuation Allowance	2,700	----

Total	$78,379	$91,198

Miller Industries, Inc.

Notes to Financial Statements

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes.

The components of the net deferred tax asset at April 30, 2017 and 2016 are as follows:

Properties and Equipment principally due to
Depreciation	$39,084	$40,416

Total gross deferred tax assets	$39,084	$40,416
Less: Valuation allowance	---	---
Net Deferred Tax Asset	$39,084	$39,824

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

Miller Industries, Inc.

Notes to Financial Statements

NOTE C – Income Taxes (continued)

Total Federal tax expense for years ended April 30, 2016 and 2015 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income (loss) from continuing operations before income tax for the following reasons:

	2017		2016
	Percent Of Pre-Tax		Percent Of Pre-Tax
	Amount	Income	Amount	Income
Income before provision for income taxes	$222,136	100%	$257,584	100%

Computed expected tax expense	$75,526	34%	$87,579	34%
Federal tax (benefit) of State Income Tax	(3,281)	(1%)	(3,905)	(1%)
Sur Tax Exemption	(6,053)	(3%)	(4,383)	(2%)
Non deductible items and deferred tax adj	2,312	1%	422	0%

Actual Federal Tax	$68,504	31%	$79,713	31%

Tax years that remain subject to examination are years 2012 and forward.

NOTE D - Rental Income

During 2017 the Company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2020. Rental income approximated $ 524,000 and $ 576,000 for fiscal 2017 and 2016, respectively. Rental income from these leases amounted to 100 % of the total 2017 rental income and 100 % of the total 2016 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2018	$504,000
2019	$361,000
2020	$81,000

Miller Industries, Inc.

Notes to Financial Statements

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:
	2017	2016
Commissions	$13,345	$16,736
Depreciation and Amortization	19,027	23,672
Insurance	25,652	27,077
Management Fees	60,000	60,000
Outside Services	4,867	3,966
Repairs and Maintenance	9,504	7,243
Utilities	83,099	89,980
Taxes and permits	116,182	109,154

Totals	$331,676	$337,828

NOTE F - Administrative Expenses

Administrative expenses consisted of:
	2017	2016
Accounting and Legal	$25,504	$24,895
Penalties	50	1,241
Office Supplies/Postage/Other	1,078	890
Stockholders’ Expenses	26,153	31,933
Telephone	2,172	1,893

Totals	$54,957	$60,852

NOTE G - Related Party Transactions

Management fees and reimbursements in the amount of $ 60,000 and $60,000 for 2017 and 2016 was paid to Angelo Napolitano, CEO, Harnap Corp which is controlled by Mr. Napolitano, was reimbursed for bookkeeping services, repairs, legal and office supplies for approximately $21,610 and $20,200 for 2017 and 2016. The mortgage note payable is guaranteed by the company’s C.E.O. up to 50% of all sums due.

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

In April 2017, the client entered into a seven month lease of approximately 33,667 square feet of space through Nov of 2017. The rent was prepaid for the full term of the lease.

