Form 10-Q
period 2017-07-31
MILLER INDUSTRIES INC
filed 2017-11-13
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2017 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

July 31, 2017

- i -

MILLER INDUSTRIES, INC.

BALANCE SHEET

July 31, 2017

(UNAUDITED)

July 31, 2017
ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	968,790
Net Book Value	$263,918
Other Assets:
Cash and Cash Equivalents	$2,030,699
Accounts Receivable	1,027
Prepaid Expenses and Other Assets	13,415
Loan Costs, Less Accumulated Amortization of $8,230	2,505
Deferred Tax	38,334
Total Other Assets	$2,085,980

TOTAL ASSETS	$2,349,898

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,015,195
Accounts Payable and Accrued Expenses	170,368
Income Taxes Payable	13,907
Tenant’s Deposits and Advance Rent	108,710

Total Liabilities	$1,308,180

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(420,384)

Total Shareholders’ Equity	$1,041,718

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,349,898

See Accompanying Notes to Financial Statements.

1

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2017

April 30, 2017
ASSETS

Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	965,819
Net Book Value	$266,889
Other Assets:
Cash and Cash Equivalents	$2,007,930
Accounts Receivable	1,034
Prepaid Expenses and Other Assets	18,287
Prepaid Income Taxes	16,343
Loan Costs, Less Accumulated Amortization of $7,962	2,773
Deferred Tax	39,804
Total Other Assets	$2,085,451

TOTAL ASSETS	$2,352,340

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,026,340
Accounts Payable and Accrued Expenses	160,071
Tenant’s Deposits and Advance Rent	182,221
Total Liabilities	$1,368,632

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(478,394)

Total Shareholders’ Equity	$983,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,352,340

See Accompanying Notes to Financial Statements.

2

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

(UNAUDITED)

	7/31/17	7/31/16
Revenues:
Rental Income	$157,472	$149,516
Utilities reimbursement	19,970	22,752
Other Income	1,667	1,480

Total Revenues	$179,109	$173,748

Expenses:
Rental Expenses (Except Interest)	$72,279	$88,333
Administrative	11,338	12,239
Interest	6,482	6,212

Total Expenses	$90,099	$106,784

Income (Loss) Before Tax Provision	$89,010	$66,964

Provision (Credit) for Income Tax:
Federal Income Tax	$27,000	$22,000
State Income Tax	4,000	3,300

Total Provision for Income Tax	$31,000	$25,300

Net Income (Loss)	$58,010	$41,664

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2017 AND 2016

(UNAUDITED)

	7/31/17		7/31/16
Cash Flows from Operating Activities:

Net Income (Loss)		$58,010		$41,664
Adjustments to Reconcile Net Income to Net Cash		19,970		22,752
Provided by (used for) Operating Activities:
Depreciation		2,971		2,971
Amortization				2,679
Changes in Operating Assets and Liabilities		(27,068)		69,475

Net Cash Provided by Operating Activities		$33,913		116,789
Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$	(—)	$	(—)
Net Cash (used by) Investing Activities	$	(—)	$	(—)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(11,145)		$(11,145)
Proceeds from Stock option purchase				—

Net Cash Provided by (used by) Financing Activities		$(11,145)		$(11,145)
Net Increase in Cash and Cash Equivalents		$22,768		$105,644

Cash and Cash Equivalents at the Beginning of Year		2,007,930		1,817,572
Cash and Cash Equivalents at the End of Quarter		$2,030,698		$1,923,216

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$7,753		$7,417
Income Taxes	$			$-

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2017

(UNAUDITED)

Note A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2017 are not necessarily indicative of results that may be expected for the year ended April 30, 2018.

For further information refer to the financial statements and footnotes thereto of the Company as of April 30, 2017 and for the year ended April 30, 2017.

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

None.

5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2018 Fiscal Year compared to First Quarter of 2017 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of 2017 was $150,000, compared to $157,000 in the first quarter of 2018.

Other Income. The Company generated other income of $1,500 in the first quarter of fiscal year 2017 and $1,700 in 2018. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $88,000 in the first quarter of 2017 and $72,000 in the first quarter of 2018.

Administrative Expenses. The Company’s administrative expenses were $12,000 in the first quarter of fiscal year 2017 and $11,000 in the first quarter of fiscal year 2018.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $6,200 in the first quarter of fiscal year 2017 and $6,500 in 2018.

Provision for Income Taxes. The Company had a tax provision of 25,300 in the first quarter of fiscal 2017 and $31,000 in the first quarter of 2018.

Net Income. As a result of the foregoing factors, the Company had net income of $42,000 in the first quarter of fiscal 2017 and net income of $58,000 in first quarter of 2018.

Liquidity and Capital Resources

The Company’s cash increased by $106,000 during the first three months of fiscal year 2018 and $23,000 during the first three months of fiscal year 2017. The increase in the 2018 fiscal year was due to an increase in tenant deposits and advance rent. The Company’s cash position was approximately $2,030,000.

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

6

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting issuer as defined in Item 10 of Regulation S-K and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2017. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2017.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2017.

7

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

8

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.
(Registrant)

Dated: November 13, 2017	By:	/s/ Marc Napolitano
Marc Napolitano
Chief Executive Officer
Principal Financial Officer

9