Form 10-Q
period 2017-10-31
MILLER INDUSTRIES INC
filed 2018-05-14
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017 or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of October 31, 2017 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

October 31, 2017

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC.

BALANCE SHEET

OCTOBER 31, 2017

(UNAUDITED)

ASSETS
2017
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	971,762
Net Book Value	$260,946
Other Assets:
Cash and Cash Equivalents	$1,992,751
Accounts Receivable
Prepaid Expenses and Other Assets	36,532
Deferred Tax	37,584
Total Other Assets	$2,066,867

TOTAL ASSETS	$2,327,813

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$1,004,050
Accounts Payable and Accrued Expenses	187,652
Tenant Deposits and Advance Rent	33,641
Income Tax Payable	17,424

Total Liabilities	$1,242,767

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(377,056)

Total Shareholders’ Equity	$1,085,046

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,327,813

See accompanying notes to financial statements.

2

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2017

ASSETS
April 30, 2017
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

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2017 AND 2016

(UNAUDITED)

	10/31/17	10/31/16
Revenues:
Rental Income	$159,260	$153,990
Utilities Reimbursement	23,250	27,320
Other Income	1,739	1,682

Total Revenues	$184,249	$182,902

Expenses:
Rental Expenses (Except Interest)	$82,636	$85,515
Administrative	23,263	11,363
Interest	8,023	7,691

Total Expenses	$113,922	$104,569

Income Before Tax Provision	$70,327	$78,333

Provision for Income Tax:
Federal Income Tax	$23,000	$28,000
State Income Tax	4,000	3,700

Total Provision for Income Tax	$27,000	$31,700
Net Income	$43,327	$46,633

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 AND 2016

(UNAUDITED)

	10/31/17	10/31/16
Revenues:
Rental Income	$316,732	$303,770
Utilities Reimbursement	43,130	49,629
Other Income	3,496	3,252

Total Revenues	$363,358	$356,651

Expenses:
Rental Expenses (Except Interest)	$154,804	$173,796
Administrative	34,712	23,652
Interest	14,505	13,904

Total Expenses	$204,021	$211,352

Income Before Tax Provision	$159,337	$145,299

Provision for Income Tax:
Federal Income Tax	$50.000	$50,000
State Income Tax	8,000	7,000
Total Provision for Income Tax	$58,000	$57,000

Net Income	$101,337	$88,299

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000.000	5,000,000

See Accompanying Notes to Financial Statements.

5

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2017 AND 2016

	10/31/17		10/31/16
Cash Flows from Operating Activities:

Net Income		$101,337		$88,299
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation		5,943		5,943
Amortization		537		5,357
Changes in Operating Assets and Liabilities		(100,706)		23,344

Net Cash Provided by Operating Activities		$7,111		122,943

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(22,290)		$(22,290)

Net Cash Provided by (used by) Financing Activities		$(22,290)		$(22,290)

Net Increase (Decrease) in Cash and Cash Equivalents		$(15,179)		$100,653

Cash and Cash Equivalents at the Beginning of Year		2,007,930		1,817,572
Cash and Cash Equivalents at the End of Quarter		$1,992,751		$1,918,225

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$13,968		$14,839
Income Taxes		$22,733		$41,977

See Accompanying Notes to Financial Statements.

6

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2017

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2017 are not necessarily indicative of results that may be expected for the year ended April 30, 2018.

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

7

NOTE D – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

The “Tax Cuts and Jobs Act” was signed into law on December 22, 2017. The “Act” changes the current tax system for corporations, generally beginning with taxable years starting after December 31, 2017. The bill reduces the U.S. corporate tax rate from a graduated set of rates with a maximum of 35 percent tax rate to a flat 21 percent tax rate. Additionally the bill introduces many changes that impact corporations some of which is the net operating loss deduction subject to annual limitations, interest expense deduction subject to annual limitations, elimination of the alternative minimum tax and immediate expenses of the full cost of qualified property.

Under U.S. Accounting Standards, Codification Topic 740, Accounting for Income Taxes requires re-measurement of all U.S. deferred income tax assets and liabilities for temporary differences and NOL carryforwards from the current rate of 35 percent to the new corporate rate of 21 percent. The cumulative adjustment will be recognized in income tax expense from continuing operations as a discrete item in the period that includes the enactment date (December 22, 2017).

The Company will record the re-measurement of its U.S. deferred income tax assets on December 22, 2017 as a reduction in deferred income taxes of approximately $10,000. A similar amount will be recognized as income tax expense at December 22, 2017.

8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Second Quarter of 2018 Fiscal Year compared to Second Quarter of 2017 Fiscal Year and Six Months of 2018 Fiscal Year compared to Six Months of 2017 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the second quarter of 2017 was $154,000, compared to $159,000 in the second quarter of 2018. rental income during the first two quarters of 2017 was 304,000 and in 2018 was $316,000.

Other Income. The Company generated other income of $1,600 in the second quarter of 2017 and $1,750 in 2018. The Company generated $3,250 in the first two quarters of fiscal year 2017 and $3,500 in the first two quarters of fiscal year 2018. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $86,000 in the second quarter of 2017 and $82,000 in the second quarter of 2018. Rental expenses were $174,000 in the first two quarters of 2017 and $154,000 in the first two quarters of 2018.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the second quarter of 2017 and $23,000 in 2018 and $24,000 in the first two quarters of fiscal year 2017 and $34,000 in 2018.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $8,000 in the second quarter of fiscal year 2017 and 2018 and $15,000 in the first two quarters of fiscal year 2017 and 2018.

Provision for Income Taxes. The Company had a tax provision of $32,000 for the second quarter of fiscal year 2017 and $27,000 for the second quarter of fiscal year 2018 and $57,000 in the first two quarters of fiscal 2017 and $58,000 in 2018.

Net Income. As a result of the foregoing factors, The Company had net income of $47,000 in the second quarter of 2017 and $43,000 in the second quarter of 2018 and $89,000 in the first two quarters of fiscal 2017 and $101,000 in first two quarters of 2018.

Liquidity and Capital Resources

The Company’s cash increased by $100,000 during the first six months of fiscal year 2017 compared to a decrease of $15,000 during the first six months of fiscal year 2018. As of October 31, 2017, The Company’s cash position was approximately $1,992,000.

9

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

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2017. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2017.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended October 31, 2018.

10

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

11

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.

Dated: May 9, 2018	By:	/s/ Marc Napolitano
Principal Executive Officer and Principal Financial Officer

12