Form 10-Q
period 2018-01-31
MILLER INDUSTRIES INC
filed 2018-05-14
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018 or

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of January 31, 2018 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

January 31, 2018

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC.

BALANCE SHEET

JANUARY 31, 2018

(UNAUDITED)

ASSETS
2017
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	974,733
Net Book Value	$257,975
Other Assets:
Cash and Cash Equivalents	$1,921,574
Accounts Receivable
Prepaid Expenses and Other Assets	25,548
Loan Costs, Less Accumulated Amortization of $8,767	1,968
Deferred Tax	27,459
Total Other Assets	$1,976,549

TOTAL ASSETS	$2,234,524

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$992,905
Accounts Payable and Accrued Expenses	107,449
Tenant Deposits and Advance Rent	37,781
Income Tax Payable	674

Total Liabilities	$1,138,809

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares issued and Outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(366,387)

Total Shareholders’ Equity	$1,095,715

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,234,524

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

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JANUARY 31, 2018 AND 2017

(UNAUDITED)

	1/31/18	1/31/17
Revenues:
Rental Income	$108,670	$128,416
Utility and Tax reimbursements	26,776	38,317
Other Income	1,677	1,602

Total Revenues	$137,143	$168,335

Expenses:
Rental Expenses (Except Interest)	$83,501	$89,181
Administrative	20,393	16,796
Interest	9,205	8,055

Total Expenses	$113,099	$114,032

Income Before Tax Provision	$24,044	$54,303

Provision for Income Tax:
Federal Income Tax	$12,375	$18,000
State Income Tax	1,000	2,200

Total Provision for Income Tax	$13,375	$20,200
Net Income	$10,669	$34,103

Income per Common Share (Basic)	$.00	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED JANUARY 31, 2018 AND 2017

(UNAUDITED)

	1/31/18	1/31/17
Revenues:
Rental Income	$425,402	$431,923
Utility and Tax reimbursements	69,926	87,946
Other Income	5,173	4,854

Total Revenues	$500,501	$524,723

Expenses:
Rental Expenses (Except Interest)	$238,431	$262,827
Administrative	54,977	40,337
Interest	23,711	21,958

Total Expenses	$317,119	$325,122

Income Before Tax Provision	$183,382	$199,601

Provision (Benefit) for Income Tax:
Federal Income Tax	$62,375	$68,000
State Income Tax	9,000	9,200
Total Provision for Income Tax	$71,375	$77,200

Net Income	$112,007	$122,401

Income per Common Share (Basic)	$.02	$.02

Average Shares of Common Stock Outstanding	5,000.000	5,000,000

See Accompanying Notes to Financial Statements.

5

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED JANUARY 31, 2018 AND 2017

(UNAUDITED)

	1/31/18		1/31/17
Cash Flows from Operating Activities:

Net Income		$112,007		$122,401
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Provision for Bad Debts
Depreciation		8,914		8,914
Amortization				7,142
Changes in Operating Assets and Liabilities		(173,842)		(60,388)

Net Cash Provided by Operating Activities		$(52,921)		78,069

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$		$

Net Cash (used by) Investing Activities	$		$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(33,435)		$(33,435)

Net Cash Provided by (used by) Financing Activities		$(33,435)		$(33,435)

Net Increase in Cash and Cash Equivalents		$(86,356)		$44,634

Cash and Cash Equivalents at the Beginning of Year		2,007,930		1,817,572
Cash and Cash Equivalents at the End of Quarter		$1,921,574		$1,862,206

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$25,250		$23,431
Income Taxes		$42,733		$65,577

See Accompanying Notes to Financial Statements.

6

MILLER INDUSTRIES, INC.

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2018

(UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ending January 31, 2018 are not necessarily indicative of results that may be expected for the year ended April 30, 2018.

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

7

NOTE D – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

On December 22, 2017, the Tax Cuts and Jobs Act (TCTA) was enacted. The Act includes a number of changes to the existing tax code, most notably a reduction of the US corporate income tax rate from a graduated set of rates with a maximum of 35 percent to a flat rate of 21%. Additionally the bill introduces many changes that impact corporations some of which is the net operating loss deduction subject to annual limitations, interest expense deduction subject to annual limitations, elimination of the alternative minimum tax and immediate expenses of the full cost of qualified property.

Changes in tax rates and tax laws are accounted for the in the period of enactment. Therefore the net deferred tax assets were reduced by $10,125 with a corresponding adjustment to current period tax expense for the remeasurement of the Company’s U.S. deferred tax assets. Our federal income tax expense for the periods beginning in 2018 will be based on the new rate.

Starting on Feb. 1, 2018 a three-year lease has been agreed upon with a third party lessee for 2,935 square feet of space. Lease terms are a total rent of $129,914 for the three years with the lease having an option to extend the lease an additional three years.

8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Third Quarter of 2018 Fiscal Year compared to Third Quarter of 2017 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income through the third quarter of 2017 was $432,000, compared to $425,000 in the third quarter of 2018.

Other Income. The Company generated other income of $4,854 through the third quarter of fiscal year 2017 and $5,173 in the third quarter of 2018. Other income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $263,000 through the third quarter of 2017 and $238,000 through the third quarter of 2018.

Administrative Expenses. The Company’s administrative expenses were $40,000 in the first three quarters of fiscal years 2017 and $55,000 for 2018.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $22,000 in the first three quarters of fiscal years 2017 and $23,700 for 2018.

Provision for Income Taxes. The Company had a tax provision of $77,200 in the first three quarter of fiscal 2017 and $71,375 in 2018.

Net Income. As a result of the foregoing factors, The Company had net income of $122,500 in the first three quarters of fiscal 2017 and $112,000 in first three quarters of 2018.

Liquidity and Capital Resources

The Company’s cash increased by $45,000 during the nine months of fiscal year 2017 compared to an decrease of $86,000 during the first nine months of fiscal year 2018. As of January 31, 2018, The Company’s cash position was approximately $1,921,000.

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

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2018. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 31, 2018.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended January 31, 2018.

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