Form 10-K
period 2018-04-30
MILLER INDUSTRIES INC
filed 2018-11-09
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant at October 22, 2018 was $1,469,513.

As of April 30, 2018, there were 5,000,000 shares of the registrant’s common stock outstanding.

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

The Company had no employees during the 2018 and 2017 fiscal years.

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

Financing

At April 30, 2018, the building was subject to an outstanding first mortgage in favor of a commercial bank with a principal balance of approximately $982,000. The loan accrues interest at ½% under the lender’s base rate per annum and is payable in monthly installments of $3,715, plus accrued interest, with a balloon payment of $911,000 due November 2019. The loan is secured by the Company’s land and building.

Leasing Activities

The Company continues to seek long term commercial tenants for its building. The building is located in an industrial park which contains many similar facilities. Current rents for such facilities range from approximately $4.00 per square foot to approximately $7.50 per square foot and the occupancy rate in the area is approximately 80%.

During 2018, the Company leased its building to three tenants. As of April 30, 2018, the future minimum rental income under these leases, excluding cost of living adjustments, was as follows:

2019	$608,122
2020	$315,171
2021	$224,842

Insurance, Depreciation and Taxes

The Company believes that the building is adequately insured. Depreciation is determined using the straight-line method over five to 31.5 years for tax purposes and 5 to 30 years for accounting purposes. Real estate taxes paid for calendar year 2018 were approximately $122,000.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is currently traded on the over-the-counter market under the symbol “MLLS”.

The range of the high and low bid quotations for each quarter of the past two (2) fiscal years is as follows:

	CLOSING BID
2018 Fiscal Year	HIGH	LOW
05/1/17 - 07/31/17	$.46	$.40
08/1/17 - 10/31/17	$.47	$.46
11/1/17 - 01/31/18	$.50	$.47
02/01/18 - 04/30/18	$.81	$.50

	CLOSING BID
2017 Fiscal Year	HIGH	LOW
05/1/16 - 07/31/16	$.48	$.30
08/1/16 - 10/31/16	$.35	$.33
11/1/17 - 01/31/17	$.35	$.33
02/01/17 - 04/30/17	$.50	$.40

As of April 30, 2018, there were approximately 475 holders of record of the Company’s common stock.

The Company has not paid any cash dividends during the last three fiscal years.

Equity Compensation Plan Information

On April 30, 2018, the Company had no equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (2018 compared to 2017)

Rental Income

The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied, and the level of rental rates. Rental income during 2017 was $525,000, compared with $524,000 in 2018. The Company also received tenant reimbursements of $102,000 in 2017 and $81,000 in 2018.

Other Income

The Company generated other income of $14,000 in 2017 and $16,000 in 2018. Other income principally consisted of interest income.

Rental Expense (Excluding Interest)

The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, insurance, maintenance and repairs, utility costs and outside services. Rental expenses were $332,000 in 2017 and $328,000 in 2018. The principal components were management fees ($60,000 in 2017 and $36,000 in 2018), taxes ($116,000 in 2017 and $122,000 in 2018), depreciation and amortization ($19,000 in 2017 and $13,000 in 2018), repairs and maintenance ($9,000 in 2017 and $41,000 in 2018), and insurance ($27,000 in 2017 and $30,000 in 2018).

Administrative Expenses

The Company’s administrative expenses were $55,000 in 2017 and $75,000 in 2018.

Interest Expense

The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $32,000 in 2017 compared to $35,000 in 2018.

Provision for Income Taxes

The provision for taxes (before realization of prior years’ tax benefits) was $222,000 in 2017 and $184,000 in 2018.

Net Income

As a result of the foregoing factors, the Company had a net income of $144,000 in 2017, compared to a net income of $115,000 in 2018.

Liquidity and Capital Resources

The Company’s cash increased by $191,000 in fiscal year 2017 and decreased by $31,000 in 2018. As of April 30, 2018, the Company’s cash position was approximately $1,977,000.

At April 30, 2018, the Company’s principal financing consisted of a loan with a principal balance of approximately $982,000 from a third party lender, secured by a lien on the Company’s building. The loan bears interest at 50 basis points below the Lender’s base rate. The loan is payable $3,715 per month (plus accrued interest), with a balloon payment due November 2019 in the approximate amount of $911,000. The note is collateralized by the Company’s land and building.

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

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, the preparation of which takes into account estimates based on judgments and assumptions that affect certain amounts and disclosures. Accordingly, actual results could differ from these estimates. The accounting policies and estimates used and outlined in Note 1 to the Company’s financial statements, which are presented elsewhere in this Form 10-K, have been applied consistently as at April 30, 2017 and 2018, and for the years ended April 30, 2017 and 2018. The Company’s representatives who are involved in the preparation of its financial statements and this report believe that the following accounting policies represent the Company’s critical accounting policies:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is not a party to any material off-balance sheet arrangements.

The following is a summary of the Company’s contractual obligations, including certain on-balance sheet obligations, at April 30, 2018:

		Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years
Long Term Debt	$981,760	$44,580	$937,1800
Capital Lease Obligations	-	-	-
Operating Leases	-	-	-
Purchase Obligations	-	-	-
Other Long Term Debt
TOTAL	$981,760	$44,580	$937,180

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Disclosure Controls and Procedures

In connection with the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2018. The Company’s Chief Executive Officer and Chief Executive Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of April 30, 2018.

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

Management (with the participation of the Company's principal executive officer and principal financial officer) has evaluated the Company's internal control over financial reporting as of April 30, 2018, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of April 30, 2018.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended April 30, 2018.

ITEM 9B.	OTHER INFORMATION

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Company’s chief executive officer and sole director, Angelo Napolitano passed away during the 2018 fiscal year. Marc Napolitano currently serves as President and Secretary. One or more directors will be elected at the Company’s next annual meeting. The directors and executive officers of the Company are as follows:

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

The following table sets forth information regarding the compensation paid by the Company to the Company’s chief executive officer. None of the Company’s officers in fiscal 2018 received compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Position	April 30 Fiscal Year	Salary (1)	Shares Underlying Stock Options Grant

Marc Napolitano, President	2018	$36,000	-
	2017	$60,000	-

(1)       Includes management fees paid to Harnap Corp., a company controlled by Mr. Napolitano.

Stock Options

No stock options were granted, outstanding or exercised during the 2018 fiscal year.

Management Agreement

Prior to November 2017, the Company paid management fees of $60,000 to Harnap Corp., a company controlled by Marc Napolitano, the Company’s President. This agreement was terminated in November 2017.

Compensation of Directors

No amounts were paid to directors during the 2018 fiscal year for services as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

To the knowledge of management, as of April 30, 2018, the following persons beneficially owned 5% or more of the common stock of the Company:

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

The shares of common stock beneficially owned by the Company’s sole executive officer as of April 30, 2018 were as follows:

Name and Address of Beneficial Owner	Amount Beneficially Owned (1)	Percent Of Class

Marc Napolitano	3,040,649	60.8	%(2)
1521 N.W. 165th Street
Miami, FL 33169

(1)       See Note (1) to the preceding table.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a brokerage agreement with Napolitano Realty Corporation (“NRC”) with respect to the lease of the Company’s building. The President of NRC is Marc Napolitano, who is the Company’s President. The agreement provides for a 6% commission to be paid to NRC on sales or lease proceeds received by the Company. The Company did not pay any commissions under this agreement for the 2018 fiscal year.

Prior to November 2017, the Company paid Harnap Corp. an administrative services fee of $1,500 per month for administrative services. Harnap Corp. is a company controlled by Mr. Napolitano. This agreement was cancelled in November 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Larry Wolfe, CPA performed the review of each of the Company’s quarterly reports for the 2018 fiscal year and the audit of the Company’s financial statements for the year ended April 30, 2018.

The following table presents fees billed for professional audit and other services rendered by Larry Wolfe, CPA for the periods presented.

	Fiscal 2017	Fiscal 2018
Fees billed by Larry Wolfe, CPA
Audit Fees	$14,500	$15,000
Audit Related Fees	4,500	5,000
Tax Fees	1,000	1,000
All Other Fees	-	-
Total	$20,000	$21,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees,” including registration statement filings.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax consultation and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance and international tax planning.

(4)	All Other Fees consist of fees for products and services other than the services reported above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	Financial Statements

Report of Independent Certified Public Accountants

Balance Sheets as of April 30, 2018 and 2017

Statements of Operations for Years ended April 30, 2018 and 2017

Statements of Changes in Shareholders’ Equity (Deficiency) for Years ended April 30, 2018 and 2017

Statements of Cash Flows for Years ended April 30, 2018 and 2016

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

There were no reports on Form 8-K for the three months ended April 30, 2018.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized on October 22, 2018.

MILLER INDUSTRIES, INC.

/s/ Marc Napolitano
By:	Marc Napolitano, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 22, 2018.

Signature	Title

/s/ Marc Napolitano	President, Chief Executive
Marc Napolitano	Officer, and Director
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

Report of Independent Registered Accounting Firm

Shareholders and Board of Directors

Miller Industries, Inc.

Miami, Florida

Opinion on the Financial Statements

I have audited the accompanying balance sheets of Miller Industries, Inc. (the Company) as of April 30, 2018 and 2017, and the related statement of operations, shareholders’ equity, and cash flows for each of the two years in the period ended April 30,2018, and the related notes (collectively referred to as the “financial statements”. In my opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended April 30,2018 in conformity with accounting principles generally accepted in the United State of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on the Company’s financial statements based on my audits. I am a public accounting firm registered with the Public Company Accounting Oversight Board (“PCAOB”) and I am required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

I conducted my audits in accordance with the standards of the PCAOB. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis evidence regarding the amounts and disclosures in the financial statements. My audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. I believe that my audits provide a reasonable basis for my opinion.

/s/ Larry Wolfe

Larry Wolfe

Certified Public Accountant

I have served as the Company’s auditor since 2000.

Miami, Florida

September 15, 2018

MILLER INDUSTRIES, INC.
BALANCE SHEET
APRIL 30, 2018 AND 2017

	2018	2017

ASSETS
Investment Property:
Land	$161,443	$161,443
Building and Improvements	1,049,908	1,049,908
Machinery and Equipment	11,106	11,106
Furniture and Fixtures	10,251	10,251
Total Cost	$1,232,708	$1,232,708
Less: Accumulated Depreciation	978,004	965,819
Net Book Value	$254,704	$266,889
Other Assets:
Cash and Cash Equivalents	$1,976,250	$2,007,930
Accounts Receivable ( Less Allowance for Doubtful Accounts of $0 in 2018 and $0 in 2017)	1,614	1,034
Prepaid Expenses and Other Assets	19,057	18,287
Prepaid Income taxes	24,446	16,343
Deferred Lease Incentive (Net of Accumulated Amortization - $56,320 in 2018 and $55,222 in 2017)	18,758
Loan Costs, Less Accumulated Amortization of $9,035 in 2018 and $7,962 in 2017, respectively	1,700	2,773
Deferred Tax Assets	25,421	39,084
Total Other Assets	$2,067,516	$2,085,451

TOTAL ASSETS	$2,322,220	$2,352,340
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage and Notes Payable	$981,760	$1,026,340
Accounts Payable and Accrued Expenses	147,395	160,071
Tennant’s Deposits and Advance Rents	93,924	182,221

Total Liabilities	$1,223,079	$1,368,632

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares Authorized; 5,000,000 shares in 2018 and 2017	$250,000	$250,000
Paid-In Capital	1,212,102	1,212,102
Deficit	(362,961)	(478,394)

Total Shareholders’ Equity	$1,099,141	$983,708

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,322,220	$2,352,340

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

YEARS ENDED APRIL 30, 2018 AND 2017

	2018	2017

Revenues:
Rental Income	$524,488	$524,580
Utilities and other reimbursement	81,310	101,923
Other Income	16,069	13,786

Total Revenues	$621,867	$640,289

Expenses:
Rental Expenses (Except Interest)	$328,272	$331,676
Administrative	74,777	54,957
Interest	35,092	31,520

Total Expenses	$438,141	$418,153

Income Before Tax Provision	$183,726	$222,136

Provision (Benefit) for Income Tax:
Federal Income Tax	$59,117	$68,504
State Income Tax	9,176	9,875

Total Provision for Income Tax	$68,293	$78,379

Net Income	$115,433	$143,757

Income per Common Share (Basic)	$.02	$.03

Weighted Average Shares of Common Stock Outstanding (Basic)	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF CASH FLOWS
YEARS ENDED APRIL 30, 2018 AND 2017

	2018	2017
Cash Flows from Operating Activities:

Net Income (Loss)	$115,433		$143,757
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation	12,185		11,885
Amortization	2,177		8,216
Deferred Tax Asset Valuation Adjustment	13,663		1,332

Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(579)		15
(Increase) Decrease in Prepaid Expenses and Other	(8,874)		2,174
Increase (Decrease) in Accounts Payable and Accruals	(12,676)		(38,395)
Increase (Decrease) in Tenant Deposits And Rent Paid in Advance	(88,298)		105,954

Net Cash Provided by (used by) Operating Activity	$33,032		$234,938

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$(19,862)		$-

Net Cash (used by) Investing Activities	$(19,862)	$

Cash Flows from Financing Activities:
Principal Payments Under Borrowings	$(44,580)		$(44,580)
Proceeds from Exercise of Stock Options
Net Cash Provided by (used by) Financing Activities	$(44,580)		$(44,580)

Net Increase (Decrease) in Cash and Cash Equivalents	$(31,410		$190,358

Cash and Cash Equivalents at the Beginning of Year	2,007,930		1,817,572
Cash and Cash Equivalents at the End of Year	$1,976,520		$2,007,930

Additional Cash Flow Information:
Cash Payments During the Year
Interest	$33,717		$30,380
Income Taxes	$62,733		$89,177

See Accompanying Notes to Financial Statements.

MILLER INDUSTRIES, INC.
STATEMENT OF SHAREHOLDERS’ EQUITY
YEARS ENDED APRIL 30, 2018 AND 2017

	Common Stock
	Shares Issued	Amount	Additional Paid-In Capital	(Deficit)	Total

Balance at April 30, 2016	5,000,000	$250,000	$1,212,102	$(622,151)	$839,951

Net Income –2017	-	-	-	166,386	143,757

Balance at April 30, 2017	5,000,000	$250,000	$1,212,102	$-	$983,701

Net Income –2018	-	-	-	115,433	115,433

Balance at April 30, 2018	5,000,000	$250,000	$1,212,102	$(362,961)	$1,099,141

See Accompanying Notes to Financial Statements.

Miller Industries, Inc.

Notes to Financial Statements

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2018 AND 2017

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

Real property and equipment, with an original cost of approximately $ 745,000, have been fully depreciated at April 30, 2018.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% (fifty percent) likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments. At April 30, 2016 and 2018, respectively, the Company did not record any liabilities for uncertain tax positions.

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

The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. At April 30, 2018, and 2017 the Company’s uninsured bank balances approximated $1,727,000 and $1,758,000 respectively.

7.	Financial Instruments -

The carrying amounts of cash and cash equivalents, other assets, accounts payable, and debt approximate fair value.

8.	Concentrations -

The Company is subject to certain risk arising from the concentration of its tenant income from entities that comprise 10% or more of the Company’s revenue. Tenant “A” 48% of Revenue. Tenant “B” 29% of Revenue. Tenant “C” 22% of Revenue.

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

Under ASC 360, Property, Plant and Equipment, The Company evaluates the carrying value of long-lived assets (including property, equipment and intangible assets) when events or circumstances warrant such a review. If the carrying value of the long-lived asset is considered impaired, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. The respective fair values of the Company’s long-lived assets exceeded their carrying amounts at April 30, 2018 and April 30, 2017.

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

Advertising costs are charged to operations in the period incurred. The Company has not incurred any advertising costs for fiscal 2018 and 2017.

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

24.	Subsequent Events Review

Management performs a review of subsequent events for any events occurring after the balance sheet date but prior to the date the financial statements are issued.

NOTE B - Mortgage Payable

Principal balances outstanding and details of notes payable are summarized as follows:

	2018	2017
10-year note payable, collateralized by mortgage on land and building, improvements, personal property collateral assignment of all rents and leases, along with the personal guaranty of the Company’s Chairman of the Board to 50% of all sums due under the loan. In addition, the guarantor shall indemnify lender from any and all liability which may result from the environmental condition of the property. The note bears interest at ½ of 1% (.050%) rate under the lenders prime rate per annum. The Rate of interest is adjustable annually based on the current Prime at the anniversary date. The company’s annual interest Rate at April 30, 2018 is 3.00%. The note is payable in Monthly installments of $3,715, plus accrued interest, with a final payment of approximately $911,000 due November 2019.
	$981,760	$1,026,340

Payments of principal required on the foregoing debt are as follows:

Fiscal Year Ending
2019	44,580
2020	937,180

Total	$981,760

Land, buildings and improvements, with an approximate cost of $1,233,000 and an approximate net book value of $255,000 are pledged as collateral for these obligations.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C - Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law. The Act includes a number of changes to the tax code, most notably a reduction of the U.S. corporate income tax rate from a graduated set of rates with a maximum of 35% to a flat rate of 21% effective January 1, 2018.

Additionally, the Act introduces many changes that impact corporations, some of which is the net operating loss deduction subject to annual limitations, interest expense deduction subject to annual limitations, elimination of the alternative minimum tax and the immediate expense of the full cost of qualified property. GAAP requires companies to recognize the effect of the tax law changes in the period of enactment. Therefore the net deferred tax assets were reduced by $10,760 with a corresponding adjustment to current period tax expense for the remeasurement of the Company’s U.S. deferred tax assets.

The provision (benefit) for income taxes consists of the following:

	2017	2018

Current	$77,047	$54,630
Deferred	1,332	13,663

Total	$78,379	$68,293

Deferred income taxes arise primarily due to temporary differences in recognizing certain revenues and expenses for tax purposes, the required use of extended lives for calculation of depreciation for tax purposes.

The components of the net deferred tax asset at April 30, 2018 and 2017 are as follows:

	2017	2018
Properties and Equipment principally due to
Depreciation	$39,084	$25,421

Total gross deferred tax assets	$39,084	$25,421
Less: Valuation allowance	—	—
Net Deferred Tax Asset	$39,084	$25,421

A valuation allowance is provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management’s assessment of the amount which will be realized from future taxable earnings or alternative tax strategies.

Miller Industries, Inc.

Notes to Financial Statements

NOTE C – Income Taxes (continued)

Total Federal tax expense for years ended April 30, 2018 and 2017 differed from the amount computed by applying the U.S. federal income tax rate of 34% to income from continuing operations before income tax for the following reasons:

	2017		2018
	Percent Of Pre-Tax		Percent Of Pre-Tax
	Amount	Income	Amount	Income
Income before provision for income taxes	$222,136	100%	$183,726	100%

Computed expected tax expense(For 2018, represents the blended rate of 34% for 245 days of the year and 21% for 120 days of the year)	$75,526	34%	$55,118	30%
Federal tax (benefit) of State Income Tax	(3,281)	(1)%	(2,207)	(1)%
Remeasurement of Deferred Tax Assets to the 21% tax rate	-	-	10,760	(5)%
Other adjustments to Deferred Tax Assets and other	2,312	1%	1,252	1%
Sur Tax Exemption	(6,053)	(3)%	(5,806)	(3)%

Actual Federal Tax	$68,504	31%	$59,117	32%

Tax years that remain subject to examination are years 2012 and forward.

NOTE D - Rental Income

During 2018 the Company leased warehouse and manufacturing space to three unrelated third parties under leases that expire at various dates thru fiscal 2020. Rental income approximated $524,000 and $525,000 for fiscal 2018 and 2017, respectively. Rental income from these leases amounted to 100 % of the total 2018 rental income and 100 % of the total 2017 rental income.

Future minimum rental income under non-cancelable leases, excluding cost of living adjustments are as follows:

2019	$608,122
2020	$315,171
2021	$224,842

Miller Industries, Inc.

Notes to Financial Statements

NOTE E - Rental Expenses (Except for Interest)

Rental expenses consisted of:
	2017	2018
Commissions	$13,345	$9,618
Depreciation and Amortization	19,027	13,288
Insurance	25,652	30,205
Management Fees	60,000	36,000
Outside Services	4,867	1,854
Repairs and Maintenance	9,504	40,783
Utilities	83,099	74,439
Taxes and permits	116,182	122,085

Totals	$331,676	$328,272

NOTE F - Administrative Expenses

Administrative expenses consisted of:
	2017	2018
Accounting and Legal	$25,504	$45,874
Penalties	50	—
Office Supplies/Postage/Other	1,078	1,361
Stockholders’ Expenses	26,153	26,212
Telephone	2,172	1,330

Totals	$54,957	$74,777

NOTE G - Related Party Transactions

Management fees in the amount of $36,000 were paid to Harnap Corp., a company controlled by Marc Napolitano, the Company’s president in 2018. Management fees in the amount of 60,000 were paid to Harnap Corp., a company controlled by Angelo Napolitano, the Company’s former president in 2017. Harnap Corp. was reimbursed for bookkeeping services, repairs, legal and office supplies for approximately $19,000 for 2018 and $22,000 for 2017.

Napolitano Commercial Properties which is controlled by Marc Napolitano received commissions of approximately $5,000 for 2018.

The Company’s mortgage note payable is guaranteed by the Estate of Angelo Napolitano up to 50% of all sums due.

NOTE H – Commitments, Contingent Liabilities, Other Matters, and Subsequent Events

On April 20, 2018 a new tenant executed a six year lease for approximately 24,000 square feet of warehouse space. The total base minimum rent for the six years is approximately $1,129,000, payable $179,000 the first year and $190,000 each year thereafter for five years. The lease was contingent on the tenant obtaining certain permits from local governments. The contingency expired as of August 31, 2018 and the tenant has taken possession of the warehouse space as of September 1, 2018.

Miller Industries, Inc.

Notes to Financial Statements

Recently Issued Accounting Standards

Revenue from Contracts with Customers

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition in GAAP when it becomes effective. In July, 2015, the FASB approved a one year deferral that changed the effective date to annual reporting periods beginning after December 15, 2017. We do not expect the updated accounting guidance to materially impact the recognition of revenue in our financial statements.

Leases

On February 25, 2016, the FASB issued ASU 2016-02 which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by the leases with terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. Leases with a term of 12 months or less will be accounted for similarly to existing guidance for operating leases today. The Company is not a lessee at this time, but is the lessor of a Warehouse Building and will be obligated to provide its tenants with certain key information about lease transactions. This ASU is effective for the interim and annual periods beginning January 1, 2019. We do not expect this standard to have an effect on our financial statements.

Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued ASU 2016-2015, which clarifies and provides specific guidance on eight cash flow classification issues with an objective to reduce the current diversity in practice. This standard will be effective for fiscal years beginning after December 15, 2017. We do not anticipate that the adoption of ASU 2016-2015 will have material impact to our financial statements.

Restricted Cash

On November 17, 2016, the FASB issued 2016-18, which requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash equivalents. This standard will be effective for fiscal years beginning after December 15, 2017. This standard addresses presentation of restricted cash in the statement of cash flow only and will have no effect on our reported financial condition or results of operations.

Other Recently Issued Standards

Management believes other recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial condition, results of operations or cash flows upon adoption.

