Form 10-Q
period 2018-07-31
MILLER INDUSTRIES INC
filed 2019-03-15
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑ Emerging growth company ☐

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of July 31, 2018 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

July 31, 2018

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC.

BALANCE SHEET

July 31, 2018

(UNAUDITED)

July 31, 2018
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	980,975
Net Book Value	$251,733
Other Assets:
Cash and Cash Equivalents	$2,056,309
Accounts Receivable	940
Prepaid Expenses and Other Assets	9,109
Prepaid Income Taxes	9,196
Deferred Lease Incentive (Net of Accumulated Amortization - $56,326 in 2018)	18,758
Loan Costs, Less Accumulated Amortization of $9,305	1,431
Deferred Tax	24,671
Total Other Assets	$2,120,414

TOTAL ASSETS	$2,372,147

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and Notes Payable	$970,615
Accounts Payable and Accrued Expenses	177,083
Tenant’s Deposits and Advance Rent	78,059

Total Liabilities	$1,225,757

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(315,712)

Total Shareholders’ Equity	$1,146,390

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,372,147

See Accompanying Notes to Financial Statements.

1

MILLER INDUSTRIES, INC.

BALANCE SHEET

April 30, 2018

April 30, 2018
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	$10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	978,004
Net Book Value	$254,704

Other Assets:
Cash and Cash Equivalents	$1,976,520
Accounts Receivable (Less Allowance for Doubtful Accounts of $0 in 2018)	1,614
Prepaid Expenses and Other Assets	19,057
Prepaid Income Taxes	24,446
Deferred Lease Incentive (Net of accumulated Amortization - $56,326 in 2018)	18,758
Loan Costs, Less Accumulated Amortization of $9,035	1,700
Deferred Tax	25,421
Total Other Assets	$2,067,516

TOTAL ASSETS	$2,322,220

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and Notes Payable	$981,760
Accounts Payable and Accrued Expenses	147,395
Tenant’s Deposits and Advance Rent	93,924
Total Liabilities	$1,223,079

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(362,961)

Total Shareholders’ Equity	$1,099,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,322,220

See Accompanying Notes to Financial Statements.

2

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

(UNAUDITED)

	7/31/18	7/31/17
Revenues:
Rental Income	$133,601	$157,472
Utilities Reimbursement	13,407	19,970
Other Income	3,958	1,667

Total Revenues	$150,966	$179,109

Expenses:
Rental Expenses (Except Interest)	$66,542	$72,279
Administrative	11,638	11,339
Interest	9,537	6,482

Total Expenses	$87,717	$90,099

Income Before Tax Provision	$63,249	$89,010

Provision (Credit) for Income Tax:
Federal Income Tax	$13,000	$27,000
State Income Tax	3,000	4,000

Total Provision for Income Tax	$16,000	$31,000

Net Income (Loss)	$47,249	$58,010

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED JULY 31, 2018 AND 2017

(UNAUDITED)

	7/31/18		7/31/17
Cash Flows from Operating Activities:

Net Income (Loss)		$47,249		$58,010
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation		2,971		2,971
Amortization		—		—
Changes in Operating Assets and Liabilities		40,714		(27,068)

Net Cash Provided by Operating Activities		$90,934		$33,913

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$	(—)	$	(—)
Net Cash (used by) Investing Activities	$	(—)	$	(—)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(11,145)		$(11,145)
Proceeds from Stock option purchase		—		—

Net Cash Provided by (used by) Financing Activities		$(11,145)		$(11,145)
Net Increase in Cash and Cash Equivalents		$79,789		$22,768

Cash and Cash Equivalents at the Beginning of Year		$1,976,520		$2,007,930
Cash and Cash Equivalents at the End of Quarter		$2,056,309		$2,030,698

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$9,268		$7,753
Income Taxes		$-		$-

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2018
(UNAUDITED)

Note A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending July 31, 2018 are not necessarily indicative of results that may be expected for the year ended April 30, 2019.

For further information refer to the financial statements and footnotes thereto of the Company as of April 30, 2018 and for the year ended April 30, 2018.

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

NOTE D – Commitments, Contingent Liabilities, Other Matters and Subsequent Events

The “Tax Cuts and Jobs Act” was signed into law on December 22, 2017. The “Act” changes the current tax system for corporations, generally beginning with taxable years starting after December 31, 2017. The bill reduces the U.S. corporate tax rate from a graduated set of rates with a maximum of 35 percent tax rate to a flat 21 percent tax rate. Additionally, the bill introduces many changes that impact corporations some of which are the net operating loss deduction subject to annual limitations, interest expense deduction subject to annual limitations, elimination of the alternative minimum tax and immediate expensing of the full cost of qualified property.

5

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

The Company recorded the re-measurement of its U.S. deferred income tax assets on December 22, 2017 as a reduction in deferred income taxes of approximately $10,000. A similar amount was recognized as income tax expense at December 22, 2017.

In accordance with SFAS (ASC 855-10), Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financials.

6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (First Quarter of 2019 Fiscal Year compared to First Quarter of 2018 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the first quarter of 2018 was $157,000, compared to $134,000 in the first quarter of 2019.

Other Income. The Company generated other income of $1,700 in the first quarter of fiscal year 2018 and $4,000 in 2019. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $72,000 in the first quarter of 2018 and $67,000 in the first quarter of 2019.

Administrative Expenses. The Company’s administrative expenses were $11,000 in the first quarter of fiscal year 2018 and $11,000 in the first quarter of fiscal year 2019.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $6,500 in the first quarter of fiscal year 2018 and $9,600 in 2019.

Provision for Income Taxes. The Company had a tax provision of $31,000 in the first quarter of fiscal 2018 and $16,000 in the first quarter of 2019.

Net Income. As a result of the foregoing factors, the Company had net income of $58,000 in the first quarter of fiscal 2018 and net income of $47,000 in the first quarter of 2019.

Liquidity and Capital Resources

The Company’s cash increased by $23,000 during the first three months of fiscal year 2018 and $80,000 during the first three months of fiscal year 2019. The Company’s cash position was approximately $2,056,000.

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

7

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined in Rule 12b-2 and are not required to report the quantitative and qualitative measures of market risk specified in Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2018. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of July 31, 2018.

There were no changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the fiscal quarter ended July 31, 2018.

8

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Furnished herewith

9

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MILLER INDUSTRIES, INC.
(Registrant)

Dated: March 15, 2019	By:	/s/ Marc Napolitano
Marc Napolitano
Chief Executive Officer
Principal Financial Officer

10