Form 10-Q
period 2018-10-31
MILLER INDUSTRIES INC
filed 2019-03-15
CIK 66388

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

Yes ☐ No ☑

The number of shares outstanding of each of the issuer’s classes of common stock, par value $.05 per share, as of October 31, 2018 is 5,000,000 shares.

MILLER INDUSTRIES, INC.

FORM 10-Q

October 31, 2018

-i-

PART I.	FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

MILLER INDUSTRIES, INC.

BALANCE SHEET

October 31, 2018

(UNAUDITED)

October 31, 2018
ASSETS
Investment Property:
Land	$161,443
Building and Improvements	1,049,908
Machinery and Equipment	11,106
Furniture and Fixtures	10,251
Total Cost	$1,232,708
Less: Accumulated Depreciation	983,947
Net Book Value	$248,761
Other Assets:
Cash and Cash Equivalents	$2,022,572
Accounts Receivable	3,090
Prepaid Expenses and Other Assets	106,906
Deferred Lease Incentive (Net of Accumulated Amortization - $55,326)	18,758
Deferred Tax	23,921
Total Other Assets	$2,175,247

TOTAL ASSETS	$2,424,008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Mortgage and Notes Payable	$959,470
Accounts Payable and Accrued Expenses	189,399
Income Tax Payable	4,054
Tenant’s Deposits and Advance Rent	78,059

Total Liabilities	$1,230,982

Shareholders’ Equity:
Common Stock - $.05 par, 5,000,000 shares authorized; 5,000,000 shares issued and outstanding	$250,000
Paid-In Capital	1,212,102
Deficit	(269,076)

Total Shareholders’ Equity	$1,193,026

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,424,008

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

See Accompanying Notes to Financial Statements.

2

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED OCTOBER 31, 2018 AND 2017

(UNAUDITED)

	10/31/18	10/31/17
Revenues:
Rental Income	$134,270	$159,260
Utilities Reimbursement	14,597	23,250
Insurance Reimbursement	3,574	-
Other Income	4,127	1,739

Total Revenues	$156,568	$184,249

Expenses:
Rental Expenses (Except Interest)	$72,328	$82,636
Administrative	15,913	23,263
Interest	7,691	8,023

Total Expenses	$95,932	$113,922

Income Before Tax Provision	$60,636	$70,327

Provision for Income Tax:
Federal Income Tax	$11,000	$23,000
State Income Tax	3,000	4,000

Total Provision for Income Tax	$14,000	$27,000

Net Income	$46,636	$43,327

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

3

MILLER INDUSTRIES, INC.

STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

(UNAUDITED)

	10/31/18	10/31/17
Revenues:
Rental Income	$267,871	$316,732
Utilities Reimbursement	27,915	43,130
Insurance Reimbursement	3,574	—
Other Income	8,174	3,496

Total Revenues	$307,534	$363,358

Expenses:
Rental Expenses (Except Interest)	$138,870	$154,804
Administrative	27,551	34,712
Interest	17,228	14,505

Total Expenses	$183,649	$204,021

Income Before Tax Provision	$123,885	$159,337

Provision for Income Tax:
Federal Income Tax	$24.000	$50,000
State Income Tax	6,000	8,000

Total Provision for Income Tax	$30,000	$58,000

Net Income	$93,885	$101,337

Income per Common Share (Basic)	$.01	$.01

Average Shares of Common Stock Outstanding	5,000,000	5,000,000

See Accompanying Notes to Financial Statements.

4

MILLER INDUSTRIES, INC.

STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED OCTOBER 31, 2018 AND 2017

(UNAUDITED)

	10/31/18		10/31/17
Cash Flows from Operating Activities:

Net Income		$93,885		$101,337
Adjustments to Reconcile Net Income to Net Cash Provided by (used for) Operating Activities:
Depreciation		5,943		5,943
Amortization		537		537
Changes in Operating Assets and Liabilities		(32,023)		(100,706)

Net Cash Provided by Operating Activities		$68,342		$7,111

Cash Flows from Investing Activities:
Acquisition of Property, Equipment, and Intangible	$	(—)	$	(—)
Net Cash (used by) Investing Activities	$	(—)	$	(—)

Cash Flows from Financing Activities:
Principal Payments Under Borrowings		$(22,290)		$(22,290)

Net Cash Provided by (used by) Financing Activities		$(22,290)		$(22,290)
Net Increase (Decrease) in Cash and Cash Equivalents		$46,052		$(15,179)

Cash and Cash Equivalents at the Beginning of Year		$1,976,520		$2,007,930
Cash and Cash Equivalents at the End of Quarter		$2,022,572		$1,992,751

Additional Cash Flow Information:
Cash Payments During the Year
Interest		$19,068		$13,968
Income Taxes		$-		$22,733

See Accompanying Notes to Financial Statements.

5

MILLER INDUSTRIES, INC.
NOTES TO FINANCIAL STATEMENTS
OCTOBER 31, 2018
(UNAUDITED)

Note A – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ending October 31, 2018 are not necessarily indicative of results that may be expected for the year ended April 30, 2019.

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

6

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

Results of Operations (Second Quarter of 2019 Fiscal Year compared to Second Quarter of 2018 Fiscal Year and Six Months of 2019 Fiscal Year compared to Six Months of 2018 Fiscal Year)

Rental Income. The Company’s results of operations are primarily dependent upon the rental income which it receives from leasing space in its building. Rental income is a function of the percentage of the building which is occupied and the level of rental rates. Rental income during the second quarter of 2018 was $159,000, compared to $134,000 in the second quarter of 2019. Rental income during the first two quarters of 2018 was $317,000 and in 2019 was $268,000.

Other Income. The Company generated other income of $1,750 in the second quarter of 2018 and $4,100 in 2019. The Company generated $3,500 in the first two quarters of fiscal year 2018 and $8,200 in the first two quarters of 2019. Income in these quarters consisted of interest income and miscellaneous income.

Rental Expense (Excluding Interest). The Company incurs rental expense in connection with the leasing of its building. These expenses consist of management fees, insurance, real estate taxes, depreciation and amortization, maintenance and repairs, utility costs and outside services. Rental expenses were $83,000 in the second quarter of 2018 and $72,000 in the second quarter of 2019. Rental expenses were $155,000 in the first two quarters of 2018 and $139,000 in the first two quarters of 2019.

Administrative Expenses. The Company’s administrative expenses were $23,000 in the second quarter of 2018 and $16,000 in 2019 and $35,000 in the first two quarters of fiscal year 2018 and $28,000 in 2019.

Interest Expense. The Company pays interest on the mortgage loan on its building. Interest expense on the loan was $8,000 in the second quarter of fiscal year 2018 and 2019 and $15,000 in the first two quarters of fiscal year 2018 and $17,000 in the first two quarters of 2019.

Provision for Income Taxes. The Company had a tax provision of $27,000 for the second quarter of fiscal 2018 and $14,000 for the second quarter of fiscal year 2019 and $58,000 in the first two quarters of fiscal 2018 and $30,000 in 2019.

Net Income. As a result of the foregoing factors, the Company had net income of $43,000 in the second quarter of fiscal 2018 and $47,000 in the second quarter of 2019 and $101,000 in the first two quarters of fiscal 2018 and $94,000 in the first two quarters of 2019.

Liquidity and Capital Resources

The Company’s cash decreased by $15,000 during the first six months of fiscal year 2018 compared to an increase of $46,000 during the first six months of fiscal year 2019. As of October 31, 2018, the Company’s cash position was approximately $2,023,000.

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

In connection with the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2018. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of October 31, 2018.

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

12